Form 10-Q
period 2012-01-31
NYC MODA INC
filed 2012-04-24
CIK 1518487

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities

Exchange Act of 1934 for Quarterly Period Ended January 31, 2012

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the

Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      333-175483

NYC Moda Inc.

(Exact name of Registrant

in its charter)

Nevada	99-0364975
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

547 N. Yale Avenue Villa Park, IL	60181
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (347) 690-0196

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

The number of outstanding shares of the registrant's common stock, April 24, 2012:  Common Stock – 9,700,000

NYC MODA INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	Page

Balance Sheets at April 30, 2011 and January 31, 2012 (Unaudited)	4
Statements of Operations for the three months ended January 31, 2012, the nine months ended January 31, 2012, and the period from March 30, 2011 (Inception) Through January 31, 2012 (unaudited)	5
Statements of Cash Flows for the nine months ended January 31, 2012 (unaudited) and for the period from March 30, 2011 (Inception) through January 31, 2012 (unaudited)	6
Notes to Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosure About Market Risk	14
Item 4. Controls and Procedures	15

PART II - OTHER INFORMATION

NYC MODA INC.

(A Development Stage Company)

Balance Sheets

		January 31,2012
	April 30, 2011	(unaudited)
ASSETS

Current assets
Cash	$8,959	$12,726
Total current assets	8,959	12,726
Other assets
Inventory	-	985
Total other assets	-	985
Total Assets	$8,959	$13,711

LIABILITIES &
STOCKHOLDERS' EQUITY
Director Loan		600
Total Liabilities	$-	$600

Stockholders' Equity
Common stock, $.001 par value;
75,000,000 shares authorized;
9,000,000 (2011) & 9,700,000 (2012)
shares issued and outstanding	9,000	9,700
Additional paid in capital	-	13,300
Deficit accumulated during the dev. stage	(41)	(9,889)

Total Stockholders' Equity	8,959	13,111

Total Liabilities and Stockholders' Equity	$8,959	$13,711

The accompanying notes are an integral part of these financial statements.

NYC MODA INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			Period From
			March 30, 2011
	Three Months	Nine Months	(Inception)
	Ended	Ended	Through
	January 31,2012	January 31,2012	January 31,2012
	(unaudited)	(unaudited)	(unaudited)

Revenue - related party	$-	$-	$-

Operating expenses:
General and administrative	1,390	9,848	9,889
	1,390	9,848	9,889

Gain (loss) from operations	(1,390)	(9,848)	(9,889)

Other income (expense):
	-	-	-

Income (loss) before
provision for income taxes	(1,390)	(9,848)	(9,889)

Provision for income tax	-	-	-

Net income (loss)	$(1,390)	$(9,848)	$(9,889)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,233,333	9,077,778

The accompanying notes are an integral part of these financial statements.

NYC MODA INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

		Period From
		March 30, 2011
	Nine Months	(Inception)
	Ended	Through
	January 31,2012	January 31,2012
	(unaudited)	(unaudited)

Cash Flows From Operating Activities:
Net income (loss)	$(9,848)	$(9,889)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:	-	-
Net cash provided by (used for)
operating activities	(9,848)	(9,889)

Cash Flows From Investing Activities:
	(985)	(985)
Net cash provided by (used for)
investing activities	(985)	(985)
Cash Flows From Financing Activities:
Sales of common stock	14,000	23,000
Director Loan	600	600
Net cash provided by (used for)
financing activities	14,600	23,600

Net Increase (Decrease) In Cash	3,767	12,726
Cash At The Beginning Of The Period	8,959	-
Cash At The End Of The Period	$12,726	$12,726

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NYC MODA INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

NYC MODA INC. (the "Company”) was incorporated under the laws of the State of Nevada on March 30, 2011.  We are a development-stage company in business of distributing designers clothing and footwear from established brands to customers around the word.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an April 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $8,959 of cash as of April 30, 2011 and $12,726 as of January 31, 2012.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

NYC MODA INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2012.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

NYC Moda Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – LOAN TO THE COMPANY

On September 15, 2011 the director loaned $600 to the Company.  The amount is due on demand, non-interest bearing and unsecured.

NYC MODA INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 4, 2011, the Company issued 9,000,000 shares of common stock for cash proceeds of $9,000 at $0.001 per share.

On January 25, 2012 the Company issued 700,000 shares of common stock for cash proceeds of $14,000 at $0.02 per share.

There were 9,700,000 shares of common stock issued and outstanding as of January 31, 2012.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – INCOME TAXES

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of January 31, 2012.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

NYC MODA INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – GOING CONCERN (Continued)

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2012 and to March 18, 2012 the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following:  Our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded; our strategies; growth opportunities; product development and introduction relating to new and existing products; the enterprise market and related opportunities; competition and competitive advantages and disadvantages; industry standards and compatibility of our products; relationships with our employees; our facilities, operating lease and our ability to secure additional space; cash dividends; excess inventory, our expenses; interest and other income; our beliefs and expectations about our future success and results; our operating results; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements, our expectations regarding our revenues and customers; investments and interest rates.  These statements are subject to risk and uncertainties that could cause actual results and events to differ materially.

The registrant is a clothing distribution company.  We plan to purchase clothing from USA based companies and sell it overseas.  We plan to develop websites that will display a variety of products and prices.  Our performance will be significantly affected by changes in general economic conditions and, specifically, shifts in consumer confidence and spending.  Additionally, our performance will be affected by competition.  Management believes that as the industry continues to consolidate, competition with respect to price will intensify.  Such a heightened competitive pricing environment will make it increasingly important for us to successfully distinguish us from competitors based on quality and superior service and operating efficiency.

We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonable likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

Results of Operations

To date, we have not generated any revenues.  For the three months ended January 31, 2012, we had general and administrative expenses of $1,390, resulting in net loss from operations of $1,390.

For the nine months ended January 31, 2012, we had general and administrative expenses of $9,848, resulting in net loss from operations of $9,848.

For the period from March 30, 2011 (inception) through January 31, 2012, we had general and administrative expenses of $9,889, resulting in net loss from operations of $9,889.  Our expenses consisted mainly of basic operating expenses and legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

To date, we have not generated any revenues.  As of January 31, 2012, we had cash on hand of $12,726, with inventory of $985, resulting in total assets of $13,711.

For the nine months ended January 31, 2012, we invested $985 in inventory, resulting in net cash used for investing activities of $985 for the period.

For the period from March 30, 2011 (inception) through January 31, 2012, we invested $985 in inventory, resulting in net cash used for investing activities of $985 for the period.

For the nine months ended January 31, 2012, we received $14,000 from the sale of common stock, and $600 from a director loan, resulting in net cash provided by financing activities of $14,600.

For the period from March 30, 2011 (inception) through January 31, 2012, we received $23,000 from the sale of common stock and $600 from a director loan.  As a result, we had net cash provided by financing activities of $23,600.

As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements.  We estimate that these costs could range up to $46,080 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because we have not yet completed development of our product line, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Plan of Operations

Our specific goal is to profitably sell clothing.

Our plan of operations is as follows:

1) Our plan is to establish an office in NYC at future date (after our 12-month plan of operation). For now we plan to establish presence in NYC by establishing just a mailing address for $60 per month.

We believe that this sufficient for our purposes at this time. We do not believe that we will need to obtain additional office space at the present time, but we anticipate requiring additional office space in the future once our operations expand.  We do not require any warehouse or shipping facilities in New York due to our relationship with NJDist.Biz who has agreed to store our inventory.

2) We are planning to build up our inventory.

3) We are planning to launch our site www.nycmodainc.com in English for Indian customers. Our plan is to find during this period representative in India for Indian customer payment center and execute agreements with them.

4) We will develop an eBay store at http://stores.ebay.com. Premium Store monthly subscription costs $50. We can list more than 250 items a month in Fixed Price. Also we will promote www.nycmodainc.com on “stores.ebay.com”.

5) We are going to hire an independent contractor to update our web site daily and for online marketing of our web site. This company will have to update daily our web site to add new items for sale and take out sold items. We will also feature a forum on our web site where people can share their buying experience. We will try to improve our service based on customer’s feedback.  Our goal is to create emailing list of potential buyers.  Our web site will have sigh up page for daily deals. Customer has to sign up to get emails with “Daily Deal”.  We hope this strategy will add sales incentive and create a reason for customers to return to our site.

6) An independent contractor will do the following online marketing to promote our services:

   -  Display Advertising: Display advertising involves the use of web banners or banner ads placed on a third-party website to drive traffic to a company's own website and increase product awareness.

   -  Email Marketing: sending promotional emails directly to customers.

   -  Interactive Advertising: Interactive advertising involves the use of animations and other graphic techniques to create ads that engage the viewer and invite participation.

   -  Search Engine Marketing: Search Engine Optimization, paid placement, and paid inclusion are search engine marketing techniques that companies can use to increase their visibility in the search engine page results from Google and its competitors.

7) We plan to launch a second internet shop in Russian for Russian customers. Our plan is to find a Russian representative for the Russian customer payment center and execute agreement with them to perform online advertising of our site on Russian search engines.

We are going to launch a third internet shop in Spanish for Argentinian customers. Our plan is to find an Argentinian representative for the Argentina customer payment center who will do online advertising of our site on Argentina’s search engines.

We are going to launch a fourth internet shop in Portuguese for Brazilian customers. Our plan is to find a Brazilian representative for the Brazilian customer payment center.  Our independent contractor will do online advertising of this site on Brazilian search engines.

If we are unable to attract customers to buy our product we may have to suspend or cease operations. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Ilona Svinta, our chief executive officer, will be devoting approximately 50% of her time to our operations.  Once we expand operations, and are able to attract more and more customers to buy our product, Mrs. Svinta has agreed to commit more time as required. Because Mrs.Svinta will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended January 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of January 31, 2011.  Based on this evaluation, our chief executive officer and chief principal financial officer have concluded such controls and procedures to be effective as of January 31, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       101.INS**   XBRL Instance Document

       101.SCH**   XBRL Taxonomy Extension Schema Document

       101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

       101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

       101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

       101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 24, 2012

By:   /s/Ilona Svinta

Ilona Svinta

Principal Executive Officer, Controller

Principal Financial Officer, Director