Form 10-Q
period 2011-10-31
NYC MODA INC
filed 2012-04-25
CIK 1518487

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities

Exchange Act of 1934 for Quarterly Period Ended October 31, 2011

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

The number of outstanding shares of the registrant's common stock, April 25, 2012:  Common Stock – 9,700,000

GALA GLOBAL, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	Page

Balance Sheets at April 30, 2011 and October 31, 2011 (Unaudited)	4
Statements of Operations for the three months ended October 31, 2011, the six months ended October 31, 2011, and the period from March 30, 2011 (Inception) Through October 31, 2011 (unaudited)	5
Statements of Cash Flows for the six months ended October 31, 2011 (unaudited) and for the period from March 30, 2011 (Inception) through October 31, 2011 (unaudited)	6
Notes to Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosure About Market Risk	14
Item 4. Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Mine Safety Disclosures	16
Item 5. Other Information	16
Item 6. Exhibits	16

SIGNATURES	17

NYC MODA INC.

(A Development Stage Company)

Balance Sheets

		October 31,2011
	April 30, 2011	(unaudited)
ASSETS

Current assets
Cash	$8,959	$116
Total current assets	8,959	116
Other assets
Inventory		985
Total other assets		985
Total Assets	$8,959	$1,102

LIABILITIES &
STOCKHOLDERS' EQUITY
Director Loan		600
Total Liabilities	$ -	$ 600

Stockholders' Equity
Common stock, $.001 par value;
75,000,000 shares authorized;
9,000,000 shares issued and outstanding	9,000	9,000
Additional paid in capital
Deficit accumulated during the dev. stage	(41)	(8,498)

Total Stockholders' Equity	8,959	502

Total Liabilities and Stockholders' Equity	$8,959	$1,102

The accompanying notes are an integral part of these financial statements.

NYC MODA INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			Period From
			March 30, 2011
	Three Months	Six Months	(Inception)
	Ended	Ended	Through
	October 31,2011	October 31,2011	October 31,2011
	(unaudited)	(unaudited)	(unaudited)

Revenue - related party	$ -	$ -	$ -

Operating expenses:
General and administrative	1,534	8,457	8,498
	1,534	8,457	8,498

Gain (loss) from operations	(1,534)	(8,457)	(8,498)

Other income (expense):
	-	-	-

Income (loss) before
provision for income taxes	(1,534)	(8,457)	(8,498)

Provision for income tax	-	-	-

Net income (loss)	$ (1,534)	$ (8,457)	$(8,498)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	9,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

NYC MODA INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

		Period From
		March 30, 2011
	Six Months	(Inception)
	Ended	Through
	October 31,2011	October 31,2011
	(unaudited)	(unaudited)

Cash Flows From Operating Activities:
Net income (loss)	$(8,457)	$(8,498)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:	-	-
Net cash provided by (used for)
operating activities	(8,457)	(8,498)

Cash Flows From Investing Activities:
	(985)	(985)
Net cash provided by (used for)
investing activities	(985)	(985)

Cash Flows From Financing Activities:
Sales of common stock		9,000
Director Loan	600	600
Net cash provided by (used for)
financing activities	600	9,600
Net Increase (Decrease) In Cash	(8,842)	116

Cash At The Beginning Of The Period	8,959	-
Cash At The End Of The Period	$ 116	$ 116

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $8,959 of cash as of April 30, 2011 and $116 as of October 31, 2011.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2011.

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

There were 9,000,000 shares of common stock issued and outstanding as of October 31, 2011.

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

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of October 31, 2011.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

For the three months ended October 31, 2011, we did not generate any revenues.  We had general and administrative expenses of $1,534, resulting in a net loss of $1,534 for the three months ended October 31, 2011.

For the six months ended October 31, 2011, we did not generate any revenues.  We had general and administrative expenses of $8,457, and as a result, had a net loss of $8,457 for the period.

For the period from March 30, 2011 (inception) through October 31, 2011, we did not generate any revenues.  We had general and administrative expenses of $8,498, and as a result, had a net loss of $8,498 for the period.  Our expenses consisted mainly of basic operating expenses and legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

To date, we have not generated any revenues.  As of October 31, 2011, we had cash on hand of $116.  We had inventory of $985, resulting in total assets of $1,102.

For the six months ended October 31, 2011, we used $985 to purchase inventory, resulting in a total of $985 used for investing activities.

For the period from March 30, 2011 (inception), through October 31, 2011, we have purchased $985 in inventory, resulting in a total of $985 used for investing activities for the period.

For the six months ended October 31, 2011, we received a director loan of $600, resulting in net cash provided by financing activities of $600.

For the period from March 30, 2011 (inception) through October 31, 2011, we received $9,000 from the sale of common stock, and received $600 from a director loan, resulting in net cash provided by financing activities of $9,600 for the period from March 30, 2011 (inception) through October 31, 2011.

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

Our plan of operations is as follows:

1)  . Our plan is to establish an office in NYC at future date (after our 12-month plan of operation). For now we plan to establish presence in NYC by establishing just a mailing address for $60 per month.

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

Item 4. Controls and Procedures.

During the three months ended October 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of October 31, 2011.  Based on this evaluation, our chief executive officer and chief principal financial officer have concluded such controls and procedures to be effective as of October 31, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: April 25, 2012

By:   /s/Ilona Svinta

Ilona Svinta

Principal Executive Officer, Controller

Principal Financial Officer, Director