Form 10-K
period 2012-04-30
NYC MODA INC
filed 2012-06-29
CIK 1518487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-175483

NYC MODA INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5600 (Primary Standard Industrial Classification Number)	EIN 99-0364975 (IRS Employer Identification Number)

547 N Yale Avenue

Villa Park IL 60181

(347)690-0196

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer                   [ ]

Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of June 29, 2012, the registrant had 10,300,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 29, 2012.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

We were incorporated in the state of Nevada on March 30, 2011.  We are in the business of clothing distribution.  We plan to purchase clothing from USA based companies and sell it overseas. We plan to develop a website that will display a variety of product and prices. We have not generated any revenues and the only operation we have engaged in to date is purchasing inventory from a USA based company, www.liquidation.com, consisting of New Women's Clothing- Dresses, and Jumpsuits, and executing an agreement with NJDist.Biz as described below.  Our principal office address is located at 547 N Yale Avenue, Villa Park IL 60181.  Our telephone number is (347) 690-0196.  We are a development stage company and have not earned any revenue.  It is likely that we will not be able to achieve profitability and will have to cease operations due to the lack of funding.

PRODUCT

We are in the business of buying and selling clothing and accessories. Our sole officer and director, Ilona Svinta, has worked in fashion industry for the past 10 years.  We will rely on her knowledge and expertise of the fashion industry in conducting our operations.  Our service will include selling clothing, shipping and handling, and custom clearing if needed.  Depending on the number of shares that we sell from this offering, we plan to keep a small inventory of clothing and accessories.  This inventory will consist of the most popular models with the highest turnover rate.

We will display our inventory on our website.  Our customers will be able to select clothing and accessories on our website according to their budget and preferences.  Our customers will also be able to order clothing which is not displayed on our website by specifying the brand and needed size.

We plan to offer our inventory at a price marked-up 50% to 60% of our cost. Our customers will be asked to pay us the full price in advance.

WEBSITE

Our website: www.nycmodainc.com will display information about us, our services, our prices, our terms, delivery time and other information. It will offer four language choices - English, Spanish, Portuguese and Russian).  We plan to subscribe for a website search optimizing service to increase the frequency our website is displayed to our potential customers when they search any of the four languages for key words such as “designer clothing”, “fashion”, “quality clothing”.

SOURCE OF INVENTORY

Our plan is to purchase merchandise in bulk at discount prices and pass the savings to our customers.  We plan to purchase our inventory from the following sources:

Closeouts are a type of sale of goods below original manufacture cost that will no longer be carried or sold within the retail stores. The retail store changes its inventory seasonally; when they do this they remove all merchandise that had not sold within a period of time. Then they sell them in bulk at a loss under special agreements or contracts to jobber / closeout companies. Closeouts are mainly new items.

Liquidations are type of sales of goods below original cost in order to settle debts or reduce amount of debt owed by a company converting merchandise in to cash. We are going to purchase from the following internet wholesalers: www.1fashionclothing.com, http://www.liquidation.com, and www.overstock.com. We have opened reseller account with them.

RETAIL SHOPS IN NYC

NYC retail shops are known for bargain prices sometimes as low as 70%-80% of retail price. Usually it occurs before new season, when stores are trying to get rid of the inventory to clean up the space for new items. This inventory should be popular in countries like Brazil and Argentina since they have opposite seasons than New York. When New York is getting rid of winter inventory, South America is in demand for winter clothing for the upcoming winter season. Our president will be in charge of selecting inventory from these NYC retail shops.

Occasionally we may purchase clothing from www.ebay.com

AGREEMENT WITH NJDIST.BIZ

We have executed an agreement with NJDist.Biz to store and ship our inventory for NYC Moda.  NJDist.Biz will act as our shipping agent. NJDist.Biz will:

   -  pick up clothing from the Ney York stores,

   -  deliver clothing to its warehouse,

   -  store it and

   -  ship it later at our request.

Compensation will be 10% of the clothing value. The agreement is in force for six continuous months commencing on May 17, 2011, the effective date. Either party shall have the right to terminate this contract at will with 30 days’ notice to the party opposite.

Structure of our business

We intend to establish a main office in NYC and four local internet shops with local payment centers operated by our partners.

  Main office:  We are planning to open a small office in NYC after our 12-month plan of operation..  We are going to use our office and home space to store some of our inventory. When customer has items from different vendors we will combine those items in one international package and ship from our office to save on shipping costs.

Responsibility of the main office:  NJDist.Biz’s role is to handle shipping and storage product purchased in NYC stores and nearest areas only.  All other product will be sent to our main office to Villa Park, Illinois. Such product will be stored and shipped out of this office. Some packages from different vendors maybe combined and shipped to customer from our office. The main office will handle shipping to customers in their respective countries. Our vendors will send packages to our office and we will route them to our customers—some customers may have shipments from more than one vendor which we will have to combine into one shipment.  Some inventory we will store temporary in our office. Our president also will purchase inventory in NYC fashion stores when they have sale at bargain prices. Main office will distribute commission payments to our overseas partners and deal with insurance claim with USPS if needed.

Local payment centers: The terms “representatives”, “local partners” are the same and could be used interchangeably. Our representatives or local partners will work in overseas payment centers in India, Russia, Brazil and Argentina. Vendors are our suppliers of clothing inventory.

Our representatives are Local Centers who will receive and process payment, and provide customer service. They will also be in charge of transferring customers’ payments. We have not yet identified our representative and vendors.

We are going to have partners in 4 countries: India, Brazil, Argentina and Russia.  We hope that having local centers will reduce customers’ inconvenience and safety concern of sending payment overseas. Our local partners will add convenience and peace of mind to our customers. Customer service will be provided in our clients’ respective native languages.

Responsibilities of the local centers:  Our representative will be independent contractors. Their main responsibility will be taking payment in local currencies, converting to US dollars and transfer dollars to NYC Moda Inc. bank account in USA. Our representative will be dealing with customer services such as: explaining all process to perspective buyers, helping with understanding the terms and expected delivery time, helping with calculating saving on shipping when items are combined in one package. Our local payment centers will be responsible for clearing the payments from customer. During our 12 month plan of operation we do not plan to accept payment through our website, however we plan to add this feature at a later date.

Our local representative will receive 15% commission from sale. This commission will be calculated from cost of sold clothing.

We have not yet identified our representative and vendors.

According to our plan of operation on 6th month we plan to execute agreements with our local partners.

MARKETING OUR SERVICES

We intend to rely on our sole officer and director, Ilona Svinta to market our services and products. Our goal is to create solid customer base.  Our web site will have sign up page for daily deals. Customer has to sign up to get emails with “Daily Deal”.  We hope this strategy will add sales incentive and create a reason for customers to return to our site.

We intend to hire an outside web designer to assist us in designing and building our website. We will strife to make shopping on our website easy and convenient by displaying colors, materials, and sizes.  Our navigation will be intuitive and shopping cart will be easy to use.

SHIPPING

We are planning to use the United States post office for our shipping and handling needs.

COMPETITION AND INDUSTRY OVERVIEW

The US clothing industry includes about 100,000 stores with combined annual revenue of about $150 billion. The industry is concentrated: the fifty largest companies account for about sixty five percent of industry revenue. (Source: http://www.businesswire.com)

Personal income and fashion trends drive demand for clothing. The profitability of individual companies depends heavily on effective merchandising and marketing. Large companies can offer wide selections of clothing and have advantages in purchasing, distribution, and marketing. Most of our competitors have greater financial resources and may be able to withstand sales or price decreases better than we can.

We may be unable to compete effectively, which could have a material adverse effect on our financial condition and results of operations.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We are a development stage company and currently have no employees. Ilona Svinta, our sole officer and director, in a non-employee officer and director of the Company.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of June 29, 2012, no shares of our common stock have traded.

Number of Holders

As of June 29, 2012, the 10,300,000 issued and outstanding shares of common stock were held by a total of 25 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2011 and 2012.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED APRIL 30, 2011 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2012.

Our net loss for the fiscal year ended April 30 2012 was $15,661 compared to a net loss of $41 during the fiscal year ended April 30, 2011. During fiscal year ended April 30, 2012, the Company have not generated any revenue.

During the fiscal year ended April 30, 2012, our operating expenses were $15,661 compared to operating expenses of $41 incurred during fiscal year ended April 30, 2011.  These expenses incurred during the fiscal year ended April 30, 2012 consisted of: bank charges and interest of $144 (2011: $0); licenses and permits of $15 (2011: $15); professional fees of $15,309 (2011: $0); computer and internet expenses of $121 (2011: $26), telephone expenses of $72(2011: $0).

The weighted average number of shares outstanding was 9,379,167 for the fiscal year ended April 30, 2012 compared to 9,000,000 for the fiscal year ended April 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2012

As of April 30, 2012, our total assets were $19,939 comprised of current assets $18,953 and inventory $985 and our total liabilities were $600 loan from shareholder.

As of April 30, 2011, our total assets were $8,959 comprised of cash and cash equivalents.  Stockholders’ equity decreased from $8,959 as of April 30, 2011 to $19,339 as of April 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2012, net cash flows used in operating activities was ($16,605) consisting of a net loss of ($15,620) and inventory of ($985). For the fiscal year ended April 30, 2011, net cash flows used in operating activities was ($41). Net cash flows used in operating activities was ($16,646) for the period from inception (March 30, 2011) to April 30, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2012, net cash from financing activities was $26,600 consisting of $26,000 of proceeds received from issuances of common stock and $600 in loan from a director. For the fiscal year ended April 30, 2011, net cash from financing activities was $9,000 consisting of $9,000 of proceeds received from issuances of common stock. For the period from inception (March 30, 2011) to April 30, 2012, net cash provided by financing activities was $35,600 consisting of $35,000 of proceeds received from issuances of common stock and $600 in loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2012 and April 30, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

NYC MODA INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

14

Balance Sheets as of April 30, 2012 and 2011

15

Statements of Operations for the periods ended

April 30, 2012 and 2011 and the period from

March 30, 2011 (Date of Inception) to April 30, 2012

16

Statement of Stockholders’ Equity as of April 30, 2012

17

Statements of Cash Flows for the periods ended

April 30, 2012 and 2011 and the period from

March 30, 2011 (Date of Inception) to April 30, 2012

18

Notes to the Financial Statements

19

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

NYC MODA INC.

Villa Park, Illinois

I have audited the accompanying balance sheet of NYC MODA INC. (a development stage company) as of April 30, 2012 and 2011, and the related statements of operations, stockholders' equity and cash flows for the year ended April 30, 2012, the period from March 30, 2011 (inception) through April 30, 2011, and for the period from March 30, 2011 (inception) through April 30, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NYC MODA INC. as of April 30, 2012 and 2011, and the results of its operations and its cash flows for the year ended April 30, 2012, the period from March 30, 2011 (inception) through April 30, 2011, and for the period from March 30, 2011 (inception) through April 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements the Company has suffered a loss from operations and has limited working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

Ronald R. Chadwick, P.C.

June 29, 2012

      RONALD R. CHADWICK, P.C.

NYC MODA INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF APRIL 30, 2012 AND 2011

ASSETS	2012	2011
Current Assets
Cash and cash equivalents	$ 18,953	$ 8,959

Inventory	985	0

Total Assets	$ 19,939	$ 8,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ 0	$ 0
Loan from shareholder	600	0

Total Liabilities	600	0

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 10,300,000 (2012) and 9,000,000 (2011) shares issued and outstanding	10,300	9,000
Additional paid in capital	24,700	0
Deficit accumulated during the development stage	(15,661)	(41)
Total Stockholders’ Equity	19,339	8,959

Total Liabilities and Stockholders’ Equity	$ 19,939	$ 8,959

See accompanying notes to financial statements.

NYC MODA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

PERIODS ENDED APRIL 30, 2012 AND 2011

FOR THE PERIOD FROM MARCH 30, 2011 (INCEPTION) TO APRIL 30, 2012

	Year ended April 30, 2012	Period from March 30, 2011 (Inception) to April 30, 2011	Period from March 30, 2011 (Inception) to April 30, 2012

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Professional fees	15,309	0	15,309
Bank fees	144	0	144
Computer and internet	95	26	121
Telephone	72	0	72
Licenses and Permits	0	15	15

TOTAL OPERATING EXPENSES	15,620	41	15,661

LOSS FROM OPERATIONS	(15,661)	(41)	(15,661)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (15,661)	$ (41)	$ (15,661)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,379,167	9,000,000

See accompanying notes to financial statements.

NYC MODA INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 30, 2011 (INCEPTION) TO APRIL 30, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, March 30 2011	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	9,000,000	9,000	-	-	9,000

Net loss for the year ended April 30, 2011	-	-	-	(41)	(41)

Balance, April 30, 2011	9,000,000	9,000	0	(41)	8,959

Shares issued for cash at $ 0.02 per share	1,300,000	1,300	24,700		26,000

Net loss for the year ended April 30, 2012	-	-	-	(15,620)	(15,620)

Balance, April 30, 2012	10,300,000	$ 10,300	$ 24,700	$ (15,661)	$ 19,339

See accompanying notes to financial statements.

NYC MODA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

PERIODS ENDED APRIL 30, 2012 AND 2011

FOR THE PERIOD FROM MARCH 30, 2011 (INCEPTION) TO APRIL 30, 2012

	Year ended April 30, 2012	Period from March 30, 2011 (Inception) to April 30, 2011	Period from March 30, 2011 (Inception) to April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (15,620)	$ (41)	$ (15,661)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	(985)	0	(985)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	0	0	0
Net Cash Used in Operating Activities	(16,605)	(41)	(16,646)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	0	0	0
Net Cash Used in Investing Activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	26,000	9,000	35,000
Loans from shareholder	600	0	600
Net Cash Provided by Financing Activities	26,600	9,000	35,600

Net Increase (Decrease) in Cash	9,995	8,959	18,954
Cash, beginning of period	8,959	0	0
Cash, end of period	$ 18,954	$ 8,959	$ 18,954

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

NYC MODA INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

NYC MODA INC. (the "Company”) was incorporated under the laws of the State of Nevada on March 30, 2011.  We are a development-stage company in business of distributing designers clothing and footwear from established brands to customers around the world.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2012

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2012.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 4, 2011, the Company issued 9,000,000 shares of common stock for cash proceeds of $9,000 at $0.001 per share.

On January 25, 2012 the Company issued 1,300,000 shares of common stock for cash proceeds of $26,000 at $0.02 per share.

There were 10,300,000 shares of common stock issued and outstanding as of April 30, 2012.

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

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of April 30, 2012.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2012 and to May 10, 2012 the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of April 30, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at April 30, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Item 9A.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Ilona Svinta 547 N. Yale Avenue Villa Park IL 60181	37	President, Secretary, Treasurer and Director

Biographical Information and Background of officer and director

Ilona Svinta has acted as sole officer and director since our incorporation on March 30, 2011.  From 2005 to 2010, our president Ilona Svinta owned and operated “Pietro Baldini”, a clothing store located in Riga, Latvia. On May 2010, this store was closed and ceased to operate.  Consequently, Mrs.Svinta no longer manages any activities of Pietro Baldini. From 2010 to present Ilona Svinta devoted her time to studying clothing distribution industry. She researched information in books and on internet. She also traveled to India and Russia to study clothing market there.  At the time when Ms. Svinta operated the clothing store she lived in Latvia.

She has extensive experience She has extensive experience relating to whether certain merchandise will be salable. During the past five years, Ilona Svinta also has attended various merchandising classes.

Our director was selected based on above mentioned experience and education in fashion industry as well as an established network of business contacts.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our director and officer, Ilona Svinta who currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President (collectively, the “Named Executive Officers”) from inception on March 30, 2011 until April 30, 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Award (US$)	Option Award (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Ilona Svinta	2011	0	0	0	0	0	0	0	0
President	2012	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of June 29, 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of April 30, 2012 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Ilona Svinta 547 N Yale Avenue Villa Park IL 60181	9,000,000 shares of common stock (direct)	69.23%

The percent of class is based on 10,300,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended April 30, 2012, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended April 30 2012, we incurred approximately  $4,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended July 31, 2011, 30, October 30, 2011 and January 31, 2012.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, April 30, 2012 and 2011

Statements of Operations for the periods ended April 30, 2012 and 2011 and the period from March 30, 2012 (Inception) to April 30, 2012

Statements of Stockholders’ Equity (Deficit) as of April 30, 2012

Statements of Cash Flows for the periods ended April 30, 2012 and 2011 and the period from March 30, 2011 (Date of Inception) to April 30, 2012

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following documents are filed as a part of this report:

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYC MODA INC.
Dated: June 29, 2012	By: /s/ Ilona Svinta
Ilona Svinta, President and Chief Executive Officer and Chief Financial Officer