Form 10-Q
period 2012-07-31
NYC MODA INC
filed 2012-09-06
CIK 1518487

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended July 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [x] No [ ]

The number of outstanding shares of the registrant's common stock, September 6, 2012:  Common Stock – 10,300,000

NYC MODA INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	17

SIGNATURES	18

NYC MODA INC.

(A Development Stage Company)

Balance Sheets

	July 31, 2012	April 30, 2012
ASSETS

Current assets
Cash	$2,079	$18,953
Total current assets	2,079	18,953
Other assets
Inventory	985	985
Total other assets	985	985
Total Assets	$3,064	$19,939

LIABILITIES &
STOCKHOLDERS' EQUITY
Director Loan	600	600
Total Liabilities	$600	$600

Stockholders' Equity
Common stock, $.001 par value;
75,000,000 shares authorized;
10,300,000
shares issued and outstanding	10,300	10,300
Additional paid in capital	24,700	24,700
Deficit accumulated during the dev. stage	(32,536)	(15,661)

Total Stockholders' Equity	2,464	19,339

Total Liabilities and Stockholders' Equity	$3,064	$19,939

The accompanying notes are an integral part of these financial statements.

NYC MODA INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			Period From
			March 30, 2011
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	July 31,2012	July 31,2012	July 31,2012

Revenue - related party	$ -	$ -	$ -

Operating expenses:
General and administrative	16,875	6,923	32,536
	16,875	6,923	32,536

Gain (loss) from operations	(16,875)	(6,923)	(32,536)

Other income (expense):
	-	-	-

Income (loss) before
provision for income taxes	(16,875)	(6,923)	(32,536)

Provision for income tax	-	-	-

Net income (loss)	$(16,875)	$(6,923)	$(32,536)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,379,167	9,000,000

The accompanying notes are an integral part of these financial statements.

NYC MODA INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

					Deficit
					Accumulated
	Common Stock				During The	Stock-
			Amount	Paid In	Development	holders'
	Shares		$.001 Par	Capital	Stage	Equity

Balances at March 30, 2011 (inception)	-		$ -	$ -	$ -	$ -

Sales of common stock ($0.001 par)	9,000,000		9,000	-		9,000

Net income (loss) for the period					(41)	(41)

Balances at April 30, 2011	9,000,000	-	$ 9,000	$ -	$ (41)	$8,959

Sales of common stock ($0.02)	1,300,000		1,300	24,700		26,000

Net income (loss) for the period					(15,620)	(15,620)

Balances at April 30, 2012	10,300,000	-	$10,300	24,700	(15,661)	19,339

Net income (loss) for the period					(16,875)	(16,875)

Balances at July 31, 2012	10,300,000	-	$10,300	$24,700	$(32,536)	$2,464

The accompanying notes are an integral part of these financial statements.

NYC MODA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011	Period from March 30, 2011 (Inception) to July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (16,875)	$ (6,923)	$ (32,536)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Changes in assets and liabilities:
Increase (decrease) in accrued expenses	0	0	0
Net Cash Used in Operating Activities	(16,875)	(6,923)	(32,536)

CASH FLOWS FROM INVESTING ACTIVITIES
Inventory	0	(985)	(985)
Net Cash Used in Investing Activities	0	(985)	(985)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	0	35,000
Loans from shareholder	0	0	600
Net Cash Provided by Financing Activities	0	0	35,600

Net Increase (Decrease) in Cash	(16,875)	(7,908)	2,079
Cash, beginning of period	18,953	8,959	0
Cash, end of period	$ 2,079	$ 1,051	$ 2,079

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

NYC MODA INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are

NYC MODA INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (Continued)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2012.

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

NYC MODA INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (Continued)

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

On April 4, 2011, the Company issued 9,000,000 shares of common stock for cash proceeds of $9,000 to Ilona Svinta at $0.001 per share, constituting 87.38% of total issued and outstanding shares of the Company as of July 31, 2012.

On January 25, 2012 the Company issued 1,300,000 shares of common stock for cash proceeds of $26,000 at $0.02 per share.

There were 10,300,000 shares of common stock issued and outstanding as of July 31, 2012.

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

NOTE 6 – INCOME TAXES

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is

NYC MODA INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES (Continued)

provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of July 31, 2012.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to July 31, 2012 and to August 27, 2012 the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

To date, we have not generated any revenues.  For the three months ended July 31, 2012, we had general and administrative expenses of $16,875, resulting in net loss from operations of $16,875.

For the three months ended July 31, 2011, we had general and administrative expenses of $6,923, resulting in net loss from operations of $6,923.

For the period from March 30, 2011 (inception) through July 31, 2012, we had general and administrative expenses of $32,536, resulting in net loss from operations of $32,536.  Our expenses consisted mainly of basic operating expenses and legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

To date, we have not generated any revenues.  As of July 31, 2012, we had cash on hand of $2,079, with inventory of $985, resulting in total assets of $3,064.

For the period from March 30, 2011 (inception) through July 31, 2012, we invested $985 in inventory, resulting in net cash used for investing activities of $985 for the period.

For the period of three months ended July 31, 2011 we invested $985 in inventory, resulting in net cash used for investing activities of $985 for the period.  We did not conduct any investing activities for the three months ended July 31, 2012

For the three months ended July 31, 2012 and 2011, our net cash provided by financing activities was $0.

For the period from March 30, 2011 (inception) through July 31, 2012, we received $35,000 from the sale of common stock and $600 from a director loan.  As a result, we had net cash provided by financing activities of $35,600.

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

Item 4. Controls and Procedures.

During the three months ended July 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of July 31, 2011.  Based on this evaluation, our chief executive officer and chief principal financial officer have concluded such controls and procedures to be effective as of July 31, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: September 6, 2012

By:   /s/Ilona Svinta

Ilona Svinta

Principal Executive Officer, Controller

Principal Financial Officer, Director