Form 10-Q/A
period 2012-07-31
NYC MODA INC
filed 2012-09-18
CIK 1518487

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT 1 to

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

The number of outstanding shares of the registrant's common stock, September 17, 2012:  Common Stock – 10,300,000

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 31, 2012 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

Dated: September 17, 2012

By:   /s/Ilona Svinta

Ilona Svinta

Principal Executive Officer, Controller

Principal Financial Officer, Director