Form 10-Q
period 2012-10-31
NYC MODA INC
filed 2012-12-21
CIK 1518487

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended October 31, 2012

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

The number of outstanding shares of the registrant's common stock, December 20, 2012:  Common Stock – 10,300,000

NYC MODA INC.
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	17

SIGNATURES	18

NYC MODA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

		April 30, 2012
ASSETS	October 31, 2012 (Unaudited)	(Derived from audited financial statements)

Current assets:
Cash	$-	$18,954

Other assets
Inventory	985	985

TOTAL ASSETS	$985	$19,939

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,877	$-
Loans from director and shareholder	24,250	600

Total current liabilities	26,127	600

Stockholders’ equity:
Common stock, $0.001 par value per share,
75,000,000 shares authorized, and 10,300,000 shares issued and outstanding	10,300	10,300
Additional paid-in capital	24,700	24,700
Deficit accumulated during development stage	(60,142)	(15,661)

Total stockholders’ equity	(25,142)	19,339

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$985	$19,939

See accompanying notes to financial statements.

NYC MODA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

					For the Period From
					March 30, 2011
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011	October 31, 2012 (Cumulative )

Revenues	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	27,606	1,534	44,481	8,457	60,142

Gain (loss) from operations	(27,606)	(1,534)	(44,481)	(8,457)	(60,142)

Other income (expense):	-	-	-	-	-

Income (loss) before
provision for income taxes	(27,606)	(1,534)	(44,481)	(8,457)	(60,142)

Provision for income tax	-	-	-

Net income (loss)	$(27,606)	$(1,534)	$(44,481)	$(8,457)	$(60,142)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	10,300,000	9,000,000	10,300,000	9,000,000	9,585,436

See accompanying notes to financial statements.

NYC MODA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE PERIOD FROM MARCH 30, 2011 (INCEPTION) TO OCTOBER 31, 2012

		Additional	Deficit Accumulated During
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Balance at March 30, 2011 (inception)	$-	$-	$-	$-
Sales of common stock	9,000	-	-	9,000
Net (loss)	-	-	(41)	(41)

Balance, April 30, 2011	9,000	-	(41)	8,959
Sales of common stock	1,300	24,700	-	26,000
Net (loss)	-	-	(15,620)	(15,620)

Balance, April 30, 2012	10,300	24,700	(15,661)	19,339
Net income	-	-	(44,481)	(44,481)

Balance, October 31, 2012	$10,300	$24,700	$(60,142)	$25,142

See accompanying notes to financial statements.

NYC MODA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended		For the Period From March 30, 2011 (Inception) to October 31, 2012
	October 31, 2012	October 31, 2011	(Cumulative )

Cash flows from operating activities:
Net income (loss)	$(44,481)	$(8,458)	$(60,142)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities
Change in operating assets and liabilities:
Inventory	-	(985)	(985)
Accrued expenses and other current liabilities	1,877	-	1,877

Net cash (used in) operating activities	(42,604)	(9,443)	(59,250)

Cash flows from financial activities:
Sales of common stock	-	-	35,000
Loans from director and shareholder	23,650	600	24,250

Net cash (provided by) financing activities	23,650	600	59,250

Net increase (decrease) in cash	(18,954)	(8,843)	-
Cash, beginning of period	18,954	8,959	-

Cash, end of period	$-	$116	$-

See accompanying notes to financial statements.

NYC MODA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED
OCTOBER 31, 2012 AND OCTOBER 31, 2011
AND PERIOD FROM MARCH 30, 2011 (INCEPTION) TO OCTOBER 31, 2012

1.	GENERAL

Organization and Business Nature

NYC MODA INC. (the "Company”) was incorporated under the laws of the State of Nevada on March 30, 2011.  We are a development-stage company in business of distributing designers clothing and footwear from established brands to customers around the world.

2.	ACCOUNTING POLICIES

 Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of October 31, 2012 and for the three and six months ended October 31, 2012 and October 31, 2011 and the period from March 30, 2011 (inception) to October 31, 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and six months ended October 31, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending April 30, 2013.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the period from ended April 30, 2012.

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

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  At October 31, 2012 and April 30, 2012, the Company has established full valuation allowances against deferred tax assets, recognized for operating losses, due to the uncertainty in realizing their benefits.  At October 31, 2012, the Company had $60,142 of unused operating losses expiring in 2032.

The Company adopted the provisions of FASB ASC 740-10-25.  The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process.

No income taxes or interest were paid as of October 31, 2012.

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

Stock – Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Inventory

Inventories consisting of books are stated at the lower of cost or market determined by first-in, first-out method.

The Company establishes a reserve to mark down its inventory for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required.  There was no allowance for excessive or unusable inventory as of October 31, 2012 and April 30, 2012.

Basic Income (Loss) per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2012.

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

3.	LOANS FROM DIRECTOR AND SHAREHOLDER

Loans from director and shareholder represent advances to the Company that are due on demand, non-interest bearing and unsecured.

4.      COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 4, 2011, the Company issued 9,000,000 shares of common stock for cash proceeds of $9,000 to Ilona Svinta at $0.001 per share, constituting 87.38% of total issued and outstanding shares of the Company as of October 31, 2012.

On January 25, 2012 the Company issued 1,300,000 shares of common stock for cash proceeds of $26,000 at $0.02 per share.

On August 29, 2012, the Company entered into a Stock Purchase Agreement (the “Agreement”) between two individuals (each individually a “Seller”, and collectively, the “Sellers”), and four individuals (each individually a “Purchaser”, and collectively, the “Purchasers”). The closing of the transactions (the “Closing”) contemplated by the Agreement occurred and consummated on September 12, 2012. Pursuant to the Agreement, the Sellers sold to the Buyers, and the Buyers agree to purchase from the Sellers, 9,050,000 shares of common stock, par value $0.001 per share (the “Common Stock”) of the Company, constituting approximately 87.86% of the issued and outstanding Common Stock, for an aggregate purchase price of $65,000.

5.      COMMITMENTS AND CONTNGENCIES

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

6.      GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of October 31, 2012.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

7.      SUBSEQUENT EVENTS

On November 27, 2012, a share exchange agreement (“Share Exchange Agreement”) was signed among the Company, Zhenxing Liu, the majority shareholder of NYC Moda prior to this transaction (“Majority Shareholder”), and the shareholders of Inclusion Business Limited (“Inclusion”), a British Virgin Islands company (“Inclusion Shareholders”).  The closing of the transaction (“Closing”) took place on November 27, 2012 (“Closing Date”).

On the Closing Date, pursuant to the terms of the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding shares of Inclusion from the Inclusion Shareholders in exchange for the transfer of 7,895,000 shares of the Company (the “Exchange Shares”).  On the Closing Date, Inclusion became a wholly-owned subsidiary of the Company.

The share exchange transaction constituted a reverse takeover transaction.  Inclusion is considered the acquirer for accounting and financial reporting purposes.  The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

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

Recent Development

We were organized in the state of Nevada on March 30, 2011. We were initially created to engage in the business of clothing distribution.  Since its inception, we were a development stage company and has not earned any revenue.

On August 29, 2012, we entered into a Stock Purchase Agreement (the “Agreement”) between two individuals (each individually a “Seller”, and collectively, the “Sellers”), and four individuals (each individually a “Purchaser”, and collectively, the “Purchasers”). The closing of the transactions (the “Closing”) contemplated by the Agreement occurred and consummated on September 12, 2012. Pursuant to the Agreement, the Sellers sold to the Buyers, and the Buyers agree to purchase from the Sellers, 9,050,000 shares of common stock, par value $0.001 per share (the “Common Stock”) of the Company, constituting approximately 87.86% of the issued and outstanding Common Stock, for an aggregate purchase price of $65,000.

On November 27, 2012, a share exchange agreement (“Share Exchange Agreement”) was signed among the Company, Zhenxing Liu, the majority shareholder of NYC Moda prior to this transaction (“Majority Shareholder”), and the shareholders of Inclusion Business Limited (“Inclusion”), a British Virgin Islands company (“Inclusion Shareholders”).  The closing of the transaction (“Closing”) took place on November 27, 2012 (“Closing Date”).

On the Closing Date, pursuant to the terms of the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding shares of Inclusion from the Inclusion Shareholders in exchange for the transfer of 7,895,000 shares of the Company (the “Exchange Shares”).  On the Closing Date, Inclusion became a wholly-owned subsidiary of the Company.

The share exchange transaction constituted a reverse takeover transaction.  Inclusion is considered the acquirer for accounting and financial reporting purposes.  The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

Results of Operations

To date, we have not generated any revenues.  For the three months ended October 31, 2012, we had general and administrative expenses of $27,606, resulting in net loss from operations of $27,606. For the six months ended October 31, 2012, we had general and administrative expenses of $44,481, resulting in net loss from operations of $44,481.

For the three months ended October 31, 2011, we had general and administrative expenses of $1,534, resulting in net loss from operations of $1,534. For the six months ended October 31, 2011, we had general and administrative expenses of $8,457, resulting in net loss from operations of $8,457.

For the period from March 30, 2011 (inception) through October 31, 2012, we had general and administrative expenses of $60,142, resulting in net loss from operations of $60,142  Our expenses consisted mainly of basic operating expenses and legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

To date, we have not generated any revenues.  As of October 31, 2012, we didn’t had any cash on hand. The only asset was inventory of $985, resulting in total assets of $985.

For the period from March 30, 2011 (inception) through October 31, 2012, we had totally cash used for operation of $59,250.

For the period of six months ended October 31, 2011 we had totally cash used for $9,443 for operation. The cash inflow from financial activity was a loan of $600 from our director.  We did not conduct any investing activities for the six months ended October 31, 2011.

For the six months ended October 31, 2012, our net cash used from operating activities of $42,604. The cash inflow from financial activities was a director loan of $23,650. We didn’t conduct any investing activities for the six months ended October 31, 2012.

For the period from March 30, 2011 (inception) through October 31, 2012, we received $35,000 from the sale of common stock and totally $24,250 from a director loan.  As a result, we had net cash provided by financing activities of $59,250.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended October 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: December 21, 2012

By:   /s/ Zhenxing LIU
Zhenxing LIU Principal Executive Officer
Principal Financial Officer, Director