Form 10-Q
period 2012-11-30
China Xuefeng Environmental Engineering Inc.
filed 2013-01-14
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2012
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number: 333-175483

China Xuefeng Environmental Engineering Inc.
(Exact name of registrant as specified in its charter)

Nevada	99-0364975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

C214. Fitting Integration Building, Fazhan Road to Sugian Gate Section Jiangsu Province, China	223800
(Address of principal executive offices)	(Zip Code)

+86 (527) 8437-0508
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of January 14, 2013, there were 41,200,000 outstanding shares of common stock of the registrant, par value $.001 per share.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

Financial Statements for the

Three and Six Months Ended November 30, 2012 and 2011

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN U.S. $)

	November 30,	May 31,
ASSETS	2012	2012
	(Unaudited)

Current assets:
Cash	$6,301,675	$4,139,165
Prepaid expenses	3,357	6,855

Total current assets	6,305,032	4,146,020

Fixed assets, net	26,954	27,365

Other assets:
Prepayment for acquisition of land use right	796,500	788,532
Deferred income taxes	-	2,632

Total other assets	796,500	791,164

TOTAL ASSETS	$7,128,486	$4,964,549

See accompanying notes to consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN U.S. $)

	November 30,	May, 31
LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2012
	(Unaudited)

Current liabilities:
Accounts payable	$38,232	$-
Advances from customers	477,900	-
Income taxes payable	282,421	-
Loan from stockholder	99,970	-
Accrued liabilities	40,346	81,321
Total current liabilities	938,869	81,321

Stockholders’ equity:

Common stock, $0.001 par value per share, 75,000,000 shares authorized, and 41,200,000 shares issued and outstanding	41,200	41,200
Additional paid in capital	4,403,049	4,421,426
Statutory reserve fund	121,018	-
Retained earnings (deficit)	1,071,897	(18,177)
Other comprehensive income	250,659	195,585

Stockholders’ equity before noncontrolling interests	5,887,823	4,640,034
Noncontrolling interests	301,794	243,194

Total stockholders’ equity	6,189,617	4,883,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,128,486	$4,964,549

See accompanying notes to consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011 (UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011

Revenue	$1,519,520	$-	$2,151,520	$-
Cost of revenue	(199,876)	-	(285,233)	-

Gross profit	1,319,644	-	1,866,287	-

Operating expenses
Selling and marketing	4,609	2,960	9,207	2,960
General and administrative	80,169	40,731	181,534	53,932

Total operating expenses	84,778	43,691	190,741	56,892

Income (loss) from operations	1,234,866	(43,691)	1,675,546	(56,892)

Interest income	1,518	1,499	3,013	3,034

Income (loss) before provision for (benefit from) income taxes	1,236,384	(42,192)	1,678,559	(53,858)
Provision for (benefit from) income taxes	301,200	(10,548)	411,755	(13,465)

See accompanying notes to consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011 (UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011

Net income (loss) before noncontrolling interests	935,184	(31,644)	1,266,804	(40,393)
Noncontrolling interests	(45,180)	1,582	(55,712)	2,020

Net income (loss) attributable to common stockholders	890,004	(30,062)	1,211,092	(38,373)
Foreign currency translation adjustment	55,857	2,730	55,074	75,852
Total comprehensive income (loss)	$945,861	$(27,332)	$1,266,166	$37,479

Earnings (loss) per common share, basic and diluted	$0.02	$(0.00)	$0.03	$(0.00)

Weighted average shares outstanding, basic and diluted	41,200,000	41,200,000	41,200,000	41,200,000

See accompanying notes to consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2012 (UNAUDITED) (IN U.S.$)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, May 31, 2012	$41,200	$4,421,426	$(18,177)	$243,194	$-	$195,585	$4,883,228

Reverse merger adjustment	-	(18,377)	-	-	-	-	(18,377)

Net Income	-	-	1,211,092	55,712	-	-	1,266,804

Appropriation to statutory reserve	-	-	(121,018)	-	121,018	-	-

Foreign currency translation adjustment	-	-	-	2,888	-	55,074	57,962

Balance, November 30, 2012 (unaudited)	$41,200	$4,403,049	$1,071,897	$301,794	$121,018	$250,659	$6,189,617

See accompanying notes to consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011 (UNAUDITED)

	Six Months Ended November 30,
	2012	2011
	(U.S. $)	(U.S. $)

Cash flows from operating activities:
Net income (loss)	$1,266,804	$(40,393)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,142	1,576
Deferred income taxes	2,641	(13,465)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	3,498	2,419
Increase in accounts payable	38,232	-
Increase in advances from customers	477,900	-
Increase in income taxes payable	282,421	-
(Decrease) increase in accrued liabilities	(40,975)	5,471

Net cash provided by (used in) operating activities	2,035,663	(44,392)

Cash flows from investing activities:
Purchase of equipment	(4,459)	(30,399)

Cash flows from financing activities:
Repayment of stockholder loan	(47,903)
Proceeds from stockholder loan	149,031	-

Net cash provided by financing activities	101,128	-

Effect of exchange rate changes on cash	30,178	70,280

Net change in cash	2,162,510	(4,511)
Cash, beginning	4,139,165	4,644,191

Cash, end	$6,301,675	$4,639,680

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$128,783	$-

See accompanying notes to consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 1.   ORGANIZATION

China Xuefeng Environmental Engineering Inc. (the “Company”), formerly known as NYC Moda Inc., was incorporated under the laws of the State of Nevada on March 30, 2011. Since its inception until the closing of the Exchange Agreement, the Company was a development-stage company in the business of distributing designer clothing and footwear from established brands to customers around the world.

On November 27, 2012, the Company filed a certificate of amendment to its articles of incorporation to change its name from “NYC Moda, Inc.” to “China Xuefeng Environmental Engineering Inc.” (the “Name Change”) and to initiate a 4-for-1 forward stock split (the “Forward Split”) of its outstanding shares of common stock. The effective dates of the Name Change and the Forward Split were December 14, 2012 and December 17, 2012, respectively. Upon the effectiveness of the Forward Split, the number of outstanding shares of the Company’s common stock increased from 10,300,000 to 41,200,000 shares. The effect of the stock split was applied retroactively to all the periods’ consolidated financial statements as if the current structure existed since inception of the periods presented. The number of authorized shares of common stock remains at 75,000,000 shares.

On November 27, 2012, the Company completed a reverse acquisition transaction through a share exchange with the stockholders of Inclusion Business Limited (“Inclusion”), whereby we acquired 100% of the outstanding shares of Inclusion in exchange for a total of 7,895,000 shares of our common stock, representing 76.65% of our issued and outstanding shares of common stock.  As a result of the reverse acquisition, Inclusion became our wholly-owned subsidiary and the former Inclusion Stockholders became our controlling stockholders. The share exchange transaction was treated as a reverse acquisition, with Inclusion as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Inclusion and its consolidated subsidiaries and variable interest entities.

As a result of the transaction with Inclusion, the Company now owns all of the issued and outstanding capital stock of Lotus International Holdings Limited (“Lotus”), which in turn owns all of the issued and outstanding capital stock of Baichuang Information Consulting (Shenzhen) Co. Ltd (“Baichuang Consulting”). In addition, we effectively and substantially control Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. (“Jiangsu Xuefeng”) through a series of captive agreements with Baichuang Consulting.

Subsequent to the closing of the Exchange Agreement, the Company conducts its operations through its controlled consolidated affiliate Jiangsu Xuefeng.  Jiangsu Xuefeng, incorporated under the laws of the People’s Republic of China (“PRC”) on December 14, 2007, is primarily engaged in providing improvement and upgrading services of garbage recycling processing technology and equipment.

On October 17, 2012, Baichuang Consulting (the “WFOE”), a wholly-owned subsidiary of Lotus, entered into a series of contractual arrangements (“VIE agreements”). The VIE agreements include (i) an Exclusive Technical Service and Business Consulting Agreement; (ii) a Proxy Agreement, (iii) a Share Pledge Agreement and,  (iv) a Call Option Agreement with the stockholders of Jiangsu Xuefeng.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 1.   ORGANIZATION (CONTINUED)

Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, the WFOE provides technical support, consulting, training, marketing and operation consulting services to Jiangsu Xuefeng. In consideration for such services, Jiangsu Xuefeng has agreed to pay an annual service fee to the WFOE of 95% of Jiangsu Xuefeng’s annual net income with an additional payment of approximately US$15,800 (RMB 100,000) each month. The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

Proxy Agreement: Pursuant to the Proxy Agreement, the stockholders of Jiangsu Xuefeng agreed to irrevocably entrust the WFOE to designate a qualified person acceptable under PRC law and foreign investment policies, all of the equity interests in Jiangsu Xuefeng held by the stockholders of Jiangsu Xuefeng. The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

Share Pledge Agreement: Pursuant to the Share Pledge agreement, each of the stockholders pledged their shares in Jiangsu Xuefeng, to the WFOE, to secure their obligations under the Exclusive Technical Service and Business Consulting Agreement. In addition, the stockholders of Jiangsu Xuefeng agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their interests in Jiangsu Xuefeng that would affect the WFOE’s interests. This Agreement remains effective until the obligations under the Exclusive Technical Service and Business Consulting Agreement, Call Option Agreement and Proxy Agreement have been fulfilled or terminated.

Call Option Agreement: Pursuant to the Call Option agreement, the WFOE has an exclusive option to purchase, or to designate a purchaser, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in Jiangsu Xuefeng held by each of the stockholders. To the extent permitted by PRC laws, the purchase price for the entire equity interest is approximately US$0.16 (RMB1.00) or the minimum amount required by PRC law or government practice. This Agreement remains effective until all the call options under the Agreement have been transferred to Baichuang Consulting or its designated entities or natural persons.

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth below:

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 1.   ORGANIZATION (CONTINUED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements the financial statements of its variable interest entities (“VIEs”). ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

Through the VIE agreements disclosed in Note 1, the Company is deemed the primary beneficiary of Jiangsu Xuefeng. Accordingly, the results of Jiangsu Xuefeng have been included in the accompanying consolidated financial statements. The following financial statement amounts and balances of Jiangsu Xuefeng have been included in the accompanying consolidated financial statements. Jiangsu Xuefeng has no assets that are collateral for or restricted solely to settle their obligations. The creditors of Jiangsu Xuefeng do not have recourse to the Company’s general credit.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF ACCOUNTING AND PRESENTATION (CONTINUED)

ASSETS	November 30, 2012	May 31, 2012
	(Unaudited, in U.S. $)	(In U.S. $)
Current assets:
Cash	$6,272,534	$4,120,811
Prepaid expenses and other current assets	2,372	5,870

Total current assets	6,274,906	4,126,681

Fixed assets	38,630	33,799
Less: accumulated depreciation	11,676	6,434

Fixed assets, net	26,954	27,365

Other assets:
Prepayment for acquisition of land use right	796,500	788,532
Deferred income taxes	-	2,632

Total other assets	796,500	791,164

TOTAL ASSETS	$7,098,360	$4,945,210
LIABILITIES

Current liabilities:
Accounts payable	$38,232	$-
Payable to WFOE(1)	1,205,361	-
Advances from customers	477,900	-
Income taxes payable	282,421	-
Loan from stockholder	70,708	-
Accrued liabilities	40,346	81,321

Total current liabilities	2,114,968	81,321

TOTAL LIABILITIES	$2,114,968	$81,321

(1)
Payable to WFOE represents outstanding amounts due to Baichuang Information Consulting (Shenzhen) Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Jiangsu Xuefeng in exchange for 95% of Jiangsu Xuefeng’s net income and additional monthly payments of RMB 100,000 (approximately US$15,800).

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF ACCOUNTING AND PRESENTATION (CONTINUED)

	For the three months ended November 30, (Unaudited)		For the six months ended November 30, (Unaudited)
	2012	2011	2012	2011

Revenue	$1,519,520	$-	$2,151,520	$-
Net income(2)	935,184	(31,644)	1,266,804	(40,393)

(2)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to WFOE.

	For the six months ended November 30, (Unaudited)
	2012	2011

Net cash provided by (used in) operating activities	$2,035,982	$(43,407)
Net cash (used in) investing activities	(4,459)	(30,399)
Net cash provided by financing activities	70,000	-

The unaudited financial statements for the three and six months ended November 30, 2012, include China Xuefeng Environmental Engineering Inc., Inclusion, Lotus and its wholly owned subsidiary, Baichuang Consulting and its VIE, Jiangsu Xuefeng.  The unaudited financial statements for the three and six months ended November 30, 2011, include Lotus and its wholly owned subsidiary, Baichuang Consulting and its VIE, Jiangsu Xuefeng for comparative purpose only, as Inclusion was not in existence at that time. All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

The Company believes that Baichuang Consulting’s contractual agreements with Jiangsu Xuefeng are in compliance with PRC law and are legally enforceable.  The stockholders of Jiangsu Xuefeng are also the senior management of the Company and therefore the Company believes that they have no current interest in seeking to act contrary to the contractual arrangements.  However, Jiangsu Xuefeng and its stockholders may fail to take certain actions required for the Company’s business or to follow the Company’s instructions despite their contractual obligations to do so.  Furthermore, if Jiangsu Xuefeng or its stockholders do not act in the best interests of the Company under the contractual arrangements and any dispute relating to these contractual arrangements remains unresolved, the Company will have to enforce its rights under these contractual arraignments through PRC law and courts and therefore will be subject to uncertainties in the PRC legal system. All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures.  As a result, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements, which may make it difficult to exert effective control over Jiangsu Xuefeng, and its ability to conduct the Company’s business may be adversely affected.

 CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF ACCOUNTING AND PRESENTATION (CONTINUED)

Under ASC 810, an enterprise has a controlling financial interest in a VIE, and must consolidate that VIE, if the enterprise has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.  The enterprise’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights.  Jiangsu Xuefeng’s actual stockholders do not hold any kick-out rights that will affect the consolidation determination.

The unaudited interim consolidated financial statements of the Company as of November 30, 2012 and for the three and six month periods ended November 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 8-K filed with the SEC. The results of operations for the three and six months ended November 30, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending May 31, 2013.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

Almost all Company assets are located in the PRC.  The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”).  The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The financial statements of the Company have been translated into US dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.”

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION (CONTINUED)

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of operations amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of the Company’s financial statements are recorded as other comprehensive income (loss).

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	November 30, 2012	May 31, 2012	November 30, 2011

Balance sheet items, except for stockholders’ equity, as of year or period end	0.1593	0.1577	N/A

Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the period	0.1582	N/A	0.1558

For the three months ended November 30, 2012 and 2011, foreign currency translation adjustments of $55,857 and $2,730 have been reported as other comprehensive income. For the six months ended November 30, 2012 and 2011, foreign currency translation adjustments of $55,074 and $75,852 have been reported as other comprehensive income.

Although government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.

The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions.  Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US dollar reporting.

REVENUE RECOGNITION

Revenues are primarily derived from providing garbage recycling processing system technology support, renovation and upgrade services and patent licensing to its customers.  The Company’s revenue recognition policies comply with FASB ASC 605 “Revenue Recognition.”  In general, the Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the products or services have been delivered or performed and collectability of the resulting receivable is reasonably assured.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

For the three months ended November 30, 2012, revenues relate to improvement and upgrading services provided to garbage recycling processing systems of three unrelated third parties and patent licensing to two unrelated third parties in accordance with contracts.  For the six months ended November 30, 2012, revenues relate to improvement and upgrading services provided to garbage recycling processing systems of five unrelated third parties and patent licensing to two unrelated third parties in accordance with contracts. The services were completed and accepted by the customers and the payment was received in full as of November 30, 2012.  No warranty is provided by the Company.

VULNERABILITY DUE TO OPERATIONS IN PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions.  There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent, effective or continue.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820, “Fair Value Measurements and Disclosures,” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs –	Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs –	Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs –	Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis.  Non-derivative financial instruments include cash, payables and accrued liabilities.  As of November 30, 2012 and May 31, 2012, the carrying values of these financial instruments approximated their fair values due to their short term nature.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the contract amount after deduction of trade discounts, allowances, if any, and do not bear interest. The allowance for doubtful accounts, when necessary, is the Company’s best estimate of the amount of probable credit losses of accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.  As of November 30, 2012 and May 31, 2012, the Company did not have any accounts receivable.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

FIXED ASSETS

Fixed assets are recorded at cost, less accumulated depreciation.  Cost includes the prices paid to acquire the assets, and any expenditure that substantially increase the asset’s value or extends the useful life of an existing asset.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited.  Maintenance and repairs are generally expensed as incurred.

The estimated useful lives for fixed assets categories are as follows:

Computers and equipment	3 years
Fixtures and furniture	5 years

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  Deferred tax assets at May 31, 2012 consisted entirely of the tax benefit of net operating losses that were available to offset future taxable income.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of November 30, 2012 and May 31, 2012, the Company does not have a liability for any unrecognized tax benefits.

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  The Company did not incur any advertising costs for the three and six months ended November 30, 2012 and 2011.

STATUTORY RESERVE FUND

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. For the six months ended November 30, 2011, the Company was not required to fund the statutory reserve fund as the Company had an accumulated deficit. For the six months ended November 30, 2012, a statutory reserve of $121,018 was required to be funded by the Company.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company does not expect that the adoption of ASU 2011-11 will have a significant, if any, effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”), which allows entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-08 did not have any effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented.

The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-08 did not have a material effect on the Company’s consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”), which amends current guidance to result in common fair value measurements and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs (Level 3 inputs, as defined in Note 2). The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-04 did not have a material effect on the Company’s consolidated financial statements.

NOTE 4.   FIXED ASSETS

Fixed assets are summarized as follows:

	November 30, 2012	May 31, 2012
	(U.S. $)	(U.S. $)

Computers and equipment	$25,740	$21,039
Fixtures and furniture	12,890	12,760

	38,630	33,799
Less: Accumulated depreciation	(11,676)	(6,434)

	$26,954	$27,365

For the three months ended November 30, 2012 and 2011, depreciation expense was $2,741 and $1,267, respectively. For the six months ended November 30, 2012 and 2011, depreciation expense was $5,142 and $1,576, respectively.

NOTE 5.   PREPAYMENT FOR ACQUISITION OF LAND USE RIGHT

On March 23, 2012, the Company entered into an agreement with a PRC owned third party to acquire a 50-year land use right for construction of a factory facility for cash consideration of US$ 851,580, equivalent to RMB 5,400,000, of which US$ 796,500, equivalent to RMB 5,000,000 was paid before November 30, 2012.  As of November 30, 2012, the land used right had not been obtained and no certificate for the use of land had been issued to the Company.

The agreement provides terms that under certain circumstances, such as delay in construction, the Company may be subject to a penalty of up to 20% of the payment for the land use right, or forfeiture of the land use right.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 6.   ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	November 30, 2012	May 31, 2012
	(U.S. $)	(U.S. $)

Payroll	$14,165	$10,995
Professional fees	26,181	70,000
Other	-	326

	$40,346	$81,321

NOTE 7.   INCOME TAXES

The provision for (benefit from) income taxes consisted of the following:

	For the three months ended November 30,		For the six months ended November 30,
	2012	2011	2012	2011
	(U.S. $)	(U.S. $)	(U.S. $)	(U.S. $)

Current	$301,200	$-	$409,114	$-
Deferred	-	(10,548)	2,641	(13,465)

	$301,200	$(10,548)	$411,755	$(13,465)

The Company’s tax filings are subject to examination by the tax authorities. Tax filings for the tax year ended December 31, 2011 were examined by the tax authorities in April 2012. The tax filings were accepted and no adjustments were proposed by the tax authorities.

NOTE 8.   RELATED PARTY TRANSACTION

On August 5, 2012, the Company entered into an agreement to lease the rights of patent on garbage recycling processing technology from Li Yuan, one of the Company’s officers/stockholders.  Under the current terms, the Company is required to pay a fee of $12,600 (RMB 80,000) each month for five years from September 2012 to August 2017.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 8.   RELATED PARTY TRANSACTION (CONTINUED)

The remaining payments for the patent rights as of November 30, 2012 are as follows:

Period Ending	Annual
May 31,	Amount

2013	$75,936
2014	151,872
2015	151,872
2016	151,872
2017	151,872
Thereafter	25,312

$708,736

The Company obtained a demand loan from the above officer/stockholder which is non-interest bearing.  The loan of approximately $70,000 representing expenses paid by the above officer/stockholder and approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. (“Baichuang Consulting”) for the six months ended November 30, 2012. As of November 30, 2012, Baichuang Consulting repaid approximate $48,000 to the above officer/stockholder. The net balance is reflected as loan from stockholder as of November 30, 2012.

NOTE 9.   LEASES

The Company leases office space under a one-year operating lease from an unrelated third party, expiring March 31, 2013.  The lease required the Company to prepay the rental of $7,115 (RMB44,664). The related prepayments of $2,372 and $5,870 are included in the prepaid expenses on the balance sheets as of November 30, 2012 and May 31, 2012, respectively.  The lease provides for renewal options.  Rent expense charged to operations for the three and six months ended November 30, 2012 and 2011 was $1,769 and $3,533, respectively.

NOTE 10.   CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s assets and bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

The following table represents certain information about the Company’s customers which individually accounted for more than 10% of the Company’s gross revenue during the periods indicated:

	For the three months ended		For the six months ended
	November 30, 2012		November 30, 2012
	Amount	%	Amount	%
CUSTOMER 1	498,593	32.81%	498,330	23.16%
CUSTOMER 2	474,850	31.25%	474,600	22.06%
CUSTOMER 3	474,850	31.25%	474,600	22.06%
CUSTOMER 4	*	*	545,790	25.37%

*Less than 10% of total sales for the three months ended November 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this Form 10-Q. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Business Overview

We conduct our operations through our controlled consolidated affiliate Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. (hereinafter referred to as “Jiangsu Xuefeng”). Jiangsu Xuefeng was incorporated under the laws of the People’s Republic of China (“PRC”) on December 14, 2007. Jiangsu Xuefeng is primarily engaged in providing improvement and upgrading services of garbage recycling processing technology and equipment.

Prior to the first service agreement in April 2012, we did not conduct any business activities except for the preparation of the business and the development of the clients, etc. When we complete the upgrading service for the client, we go through the acceptance check and commissioning of the company in accordance with the contract, to make sure that the service provided met the demand of the clients. After that, we are not subject to any additional service. The revenue we generated belongs to the service class income, with the main cost being the salaries of the staff and the leasing fees for the patent, whereas the hardware and software equipment, as well as the material used in the upgrading are the responsibility of the clients.

Recent Developments

The Company was organized in the state of Nevada on March 30, 2011. The Company was initially created to engage in the business of clothing distribution. Since its inception, the Company was a development stage company and has not earned any revenue. On November 27, 2012, the Company filed a certificate of amendment to its articles of incorporation to change its name from “NYC Moda, Inc.” to “China Xuefeng Environmental Engineering Inc.” (the “Name Change”) and to effectuate a 4-for-1 forward stock split (the “Forward Split”) of its outstanding shares of common stock. The effective dates of the Name Change and the Forward Split were December 14, 2012 and December 17, 2012, respectively. Upon the effectiveness of the Forward Split, the number of outstanding shares of the Company’s common stock increased from 10,300,000 to 41,200,000 shares. The effect of the stock split was applied retroactively to all the periods’ consolidated financial statements as if the current structure existed since inception of the periods presented. The number of authorized shares of common stock remains at 75,000,000 shares.

Acquisition of Inclusion Business Limited (“Inclusion”)

On November 27, 2012, we completed a reverse acquisition transaction through a share exchange with Inclusion and its stockholders, or the “Inclusion Stockholders”, whereby we acquired 100% of the issued and outstanding capital stock of Inclusion in exchange for our issuance of 7,895,000 shares of our common stock (pre-Forward Split), which constituted 76.65% of our issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Inclusion became our wholly-owned subsidiary and the former Inclusion Stockholders became our controlling stockholders. The share exchange transaction has been treated as a reverse acquisition, with Inclusion as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to our business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Inclusion and its consolidated subsidiaries and variable interest entities.

As a result of our acquisition of Inclusion, we now own all of the issued and outstanding capital stock of Lotus International Holdings Limited (“Lotus”), which in turn owns all of the issued and outstanding capital stock of Baichuang Information Consulting (Shenzhen) Co. Ltd (“Baichuang Consulting”). In addition, we effectively and substantially control Jiangsu Xuefeng through a series of captive agreements with Baichuang Consulting.

Subsequent to the closing of the Exchange Agreement, we conduct our operations through our controlled consolidated affiliate Jiangsu Xuefeng. Jiangsu Xuefeng is primarily engaged in providing improvement and upgrading services of garbage recycling processing technology and equipment.

The Company is located in C214, Fitting Integration Building, Fazhan Road to Suqian Gate Section.

Results of Operations

Comparison of Three Months Ended November 30, 2012 and 2011

The following table sets forth in U.S. dollars key components of our unaudited results of operations during the three-month periods ended November 30, 2012 and 2011, and the percentage change between 2012 and 2011.

	2012	2011	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$1,519,520	$-	100%
Cost of revenue	(199,876)	-	100%
Gross profit	1,319,644	-	100%
Selling expenses	4,609	2,960	56%
General and administrative expenses	80,169	40,731	97%
Total operating expenses	84,778	43,691	94%
Operating income (loss)	1,234,866	(43,691)	2926%
Interest income	1,518	1,499	1%
Income (loss) before provision for (benefit from) income taxes	1,236,384	(42,192)	3030%
Provision for (benefit from) income taxes	301,200	(10,548)	2956%
Net income (loss) before non controlling interests	935,184	(31,644)	3055%
Noncontrolling interests	(45,180)	1,582	2956%
Net income (loss) attributable to common stockholders	890,004	(30,062)	3061%
Foreign currency translation adjustment	55,857	2,730	1946%
Total comprehensive income	$945,861	$(27,332)	3561%

Revenue. For the three months ended November 30, 2012, sales related to improvement and upgrading services provided to garbage recycling processing systems of three unrelated third parties in accordance with contracts for a total of $1,424,600. The services were completed and accepted by the customers and the payment was received in full as of November 30, 2012. For the three months ended November 30, 2012, we also started to generate patent licensing revenue from two unrelated third parties in accordance with the contracts for a total of $94,920.  For the three months ended November 30, 2011, there was no revenue generated.

Cost of Revenues. Our cost of revenues increased to $199,876 for the three months ended November 30, 2012 from $0 for the three months ended November 30, 2011. The increase in cost of revenues is attributable to the increase in revenues. Our costs of revenues primarily consist of leasing fees of the related party patent, employees’ salaries, insurance, training expenses and other daily operating expenses. In addition, business taxes were classified as cost of sales as well.

Gross Profit. Our gross profit increased to $1,319,644 for the three months ended November 30, 2012, which represented a gross profit ratio at 87%. There was no gross profit for the three months ended November 30, 2011 as our operations had not commenced.

Selling and Marketing Expenses. Our selling and marketing expenses increased to $4,609 in the three months ended November 30, 2012 from $2,960 in the three months ended November 30, 2011. Our selling and marketing expenses were primarily comprised of salaries and insurance.

General and Administrative Expenses. Our general and administrative (“G&A”) expenses increased to $80,169 in the three months ended November 30, 2012 from $40,731 in the three months ended November 30, 2011, representing a 97% increase. Our G&A expenses were primarily comprised of G&A employees’ salaries, insurance, rent and professional fees incurred for G&A functions. As we prepare to be traded over the counter in the United States, expenses incurred for attorneys, auditors and financial advisors increased as well.

Provision for (benefit from) Income Taxes. Our provision for income taxes increased to $301,200 in the three months ended November 30, 2012 from a tax benefit of $(10,548) in the three months ended November 30, 2011. Our effective tax rate was the same as the statutory rate of 25% for the three months ended November 30, 2012 and 2011. Our tax filings for the year ended December 31, 2011 were examined by the tax authorities in April 2012. The tax filings were accepted and no adjustments were proposed by the tax authorities. The increase in the provision for income taxes was mainly due to the increase in our income.

Net Income. For the three months ended November 30, 2012 and 2011, we generated net income (loss) of $935,184 and ($31,644), respectively.  This represented an increase in net income of $966,828 or 3,055%. The entrusted management agreements assign to Baichuang Consulting only 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a “non-controlling interest” of $45,180 and ($1,582) for the three months ended November 30, 2012 and 2011, respectively, before recognizing net income attributable to the Company on our Consolidated Statements of Operations and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income (loss) attributable to the Company for the three months ended November 30, 2012 and 2011 was $890,004 and ($30,062), representing $0.02 and ($0.00) per share, respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended November 30, 2012 and 2011, a foreign currency gain of $55,857 and $2,730, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Comparison of Six Months Ended November 30, 2012 and 2011

The following table sets forth in U.S. dollars key components of our unaudited results of operations during the six -month periods ended November 30, 2012 and 2011, and the percentage change between 2012 and 2011.

	2012	2011	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$2,151,520	$-	100%
Cost of revenue	(285,233)	-	100%
Gross profit	1,866,287	-	100%
Selling expenses	9,207	2,960	211%
General and administrative expenses	181,534	53,932	237%
Total operating expenses	190,741	56,892	235%
Operating income (loss)	1,675,546	(56,892)	3045%
Interest income	3,013	3,034	(1%)
Income (loss) before provision for (benefit from) income taxes	1,678,559	(53,858)	3217%
Provision for (benefit from) income taxes	411,755	(13,465)	3158%
Net income (loss) before non controlling interests	1,266,804	(40,393)	3236%
Noncontrolling interests	(55,712)	2,020	2858%
Net income (loss) attributable to common stockholders	1,211,092	(38,373)	3256%
Foreign currency translation adjustment	55,074	75,852	(27%)
Total comprehensive income	$1,266,166	$37,479	3278%

Revenue. For the six months ended November 30, 2012, sales related to improvement and upgrading services provided to garbage recycling processing systems of five unrelated third parties in accordance with contracts for a total of $2,056,600. The services were completed and accepted by the customers and the payment was received in full as of November 30, 2012. For the six months ended November 30, 2012, we also started to generate patent licensing revenue from two unrelated third parties in accordance with the contracts for a total of $94,920.  For the six months ended November 30, 2011, there was no revenue generated.

Cost of Revenues. Our cost of revenues increased to $285,233 for the six months ended November 30, 2012 from $0 for the six months ended November 30, 2011. The increase in cost of revenues is attributable to the increase in revenues. Our costs of revenues primarily consist of leasing fees of the related party patent, employees’ salaries, insurance, training expenses and other daily operating expenses. In addition, business taxes were classified as cost of sales as well.

Gross Profit. Our gross profit increased to $1,866,287 for the six months ended November 30, 2012, which represented a gross profit ratio at 87%. There was no gross profit for the six months ended November 30, 2011 as our operations had not commenced.

Selling and Marketing Expenses. Our selling and marketing expenses increased to $9,207 in the six months ended November 30, 2012 from $0 in the six months ended November 30, 2011. Our selling and marketing expenses were primarily comprised of salaries and insurance. The increase in selling and marketing expenses was mainly due to the increase in number of sales employees.

General and Administrative Expenses. Our general and administrative (“G&A”) expenses increased to $181,534 in the six months ended November 30, 2012 from $53,932 in the six months ended November 30, 2011, representing a 237% increase. Our G&A expenses were primarily comprised of G&A employees’ salaries, insurance, rent and professional fees incurred for G&A functions. As we prepare to be traded over the counter in the United States, expenses incurred for attorneys, auditors and financial advisors increased as well.

Provision for (benefit from) Income Taxes. Our provision for income taxes increased to $411,755 in the six months ended November 30, 2012 from a tax benefit of $(13,465) in the six months ended November 30, 2011. Our effective tax rate was the same as the statutory rate of 25% for the six months ended November 30, 2012 and 2011. Our tax filings for the year ended December 31, 2011 were examined by the tax authorities in April 2012. The tax filings were accepted and no adjustments were proposed by the tax authorities. The increase in the provision for income taxes was mainly due to the increase in our income.

Net Income. For the six months ended November 30, 2012 and 2011, we generated net income (loss) of $1,266,804 and ($40,393), respectively.  This represented an increase in net income of $1,307,197 or 3,236%. The entrusted management agreements assign to Baichuang Consulting only 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a “non-controlling interest” of $55,712 and ($2,020) for the six months ended November 30, 2012 and 2011, respectively, before recognizing net income attributable to the Company on our Consolidated Statements of Operations and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income (loss) attributable to the Company for the six months ended November 30, 2012 and 2011 was $1,211,092 and ($38,373), representing $0.03 and ($0.00) per share, respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of changes in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the six months ended November 30, 2012 and 2011, a foreign currency gain of $55,074 and $75,852, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of November 30, 2012, we had cash and cash equivalents of $6,301,675, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from Jiangsu Xuefeng’s capital contributions received of $4,541,532 since January 2011 and cash collection of receivables. Despite our large cash balances, the interest income generated for the period are nominal for principally two reasons: the bank’s current deposit interest is very low, the annual interest rates float up or down at 0.35%; The interest income reported on the statement is the net interest which was deducted bank services charges, legal person overdraft fee. The legal person overdraft fee was calculated as 2% of overdraft limit. For the six months ended November 30, 2012, the total legal person overdraft fee was $5,695. As the amount involved is nominal, there is no separate disclosure.

To date, we have financed our operations primarily through cash flows from operations and equity contributions by our stockholders.

Operating activities

Net cash provided by operating activities was $2,035,663 for the six months ended November 30, 2012, as compared to net cash used for $44,392 for the six months ended November 30, 2011. The changes are mainly due to the collection of receivables, cash received in advance from customers and an increase in income tax payable in 2012.

Investing activities

Net cash used for investing activities represented the purchase of equipment. For the six months ended November 30, 2012 and 2011, the purchase of equipment was $4,459 and $30,399, respectively.

Financing activities

For the six months ended November 30, 2012, the net cash provided by financing activities consists of the repayment of the stockholder loan of $47,903 and proceeds from the stockholder loan of $149,031. The proceeds from the stockholder loan were paid for overseas professional services and the register of Baichuang Consulting due to Chinese banks’ restriction of cash transfers.

We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we currently may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. New indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Transfer of Cash

All of our revenues are earned by Jiangsu Xuefeng, our PRC controlled consolidated affiliate and subsidiary. PRC regulations restrict the ability to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends only out of accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amount of said fund reaches 50% of its registered capital. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Lotus International Holdings Limited, a Hong Kong corporation and Baichuang Information Consulting (Shenzhen) Co., Ltd, a WFOE, is a bridge to transfer funds inside and outside the PRC. There are three ways for foreign cash to be transferred into Chinese subsidiaries:

(1) Capital funds: At the establishment of the WFOE, (Baichuang Consulting), in accordance with the provisions of PRC Foreign-Owned Enterprise Law, funds were injected as capital by Lotus International into its wholly foreign owned enterprise established in mainland China, Baichuang Consulting.

(2) Raised capital - acquisition: if the Company raised sufficient capital, it could transfer the capital to Jiangsu Xuefeng by causing Lotus International (HK company) to apply to the Chinese Ministry of Commerce (MOFCOM) for approval of an acquisition of Jiangsu Xuefeng by Lotus International. MOFCOM would approve such an acquisition only after a lengthy review process, and only if it determined that the price paid by Lotus International for Jiangsu Xuefeng represented a commercially fair price.

(3) Raised capital - joint venture: If the Company obtained capital that was less than the purchase price for Jiangsu Xuefeng deemed acceptable by MOFCOM, Lotus International could still inject the funds into Jiangsu Xuefeng by complying with the provisions of the PRC Sino-Foreign Equity Joint Venture Law. To accomplish this capital transfer, we would be required to apply to the Chinese government for approval to convert Jiangsu Xuefeng into an equity joint venture, in which Lotus International (HK company) would be its equity joint venturer. If approved, Lotus International would then own a portion of the equity in Jiangsu Xuefeng, and the VIE agreements between Jiangsu Xuefeng and Baichuang Consulting (WFOE) would be modified accordingly to reduce the portion of net income payable by Jiangsu Xuefeng to Baichuang Consulting.

We have no current plans for the Company to fund Jiangsu Xuefeng, and expect the VIE structure to remain in place for the foreseeable future.

Pursuant to the Exclusive Technical Service and Business Consulting Agreement between Baichuang Consulting (WFOE) and Jiangsu Xuefeng, Baichuang Consulting is to provide technical support and consulting services to Jiangsu Xuefeng in exchange for (i) 95% of the total annual net income of Jiangsu Xuefeng and (ii) RMB100,000 per month (US$15,870). As a result, there are also two ways to transfer the funds from inside the PRC to outside the PRC:

(1) According to the provisions of the Service Fee in Article 3 of the Exclusive Technology Service and Business Consulting Agreement, 95% of the net income of Jiangsu Xuefeng will be paid to Baichuang Consulting as a service fee, and in turn Baichuang Consulting will in compliance with the provisions of PRC Foreign-Owned Enterprise Law transfer this income to Lotus International (HK company) for the purpose of profit distribution.

(2) According to the provisions of the Service Fee in Article 3 of the Exclusive Technology Service and Business Consulting Agreement, a management fee of $15,870 will be paid to Baichuang Consulting each month, and in turn Baichuang Consulting will be in compliance with the provisions of the PRC Foreign-Owned Enterprise Law and transfer this income to Lotus International (HK company) for the purpose of profit distribution.

The earnings and cash transfer procedures are all designed to comply with PRC regulations. As a result, there will be no government regulations which will impact our transactions to transfer cash within our corporate structure. However, when the funds are transferred to outside the PRC, all transferred amounts will be reported to the national tax bureau to examine whether the local and national taxes have been fully paid by Jiangsu Xuefeng and Baichuang Consulting.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect that the adoption of ASU 2011-11 will have a significant, if any, impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”), which allows entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-08 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented.

The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-08 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”), which amends current guidance to result in common fair value measurements and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs (Level 3 inputs, as defined in Note 2). The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-04 did not have a material impact on the Company’s consolidated financial statements.

Jumpstart Our Business Startups Act of 2012

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an "emerging growth company" or (ii) affirmatively and irrevocably opt out of this extended transition period. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an "emerging growth company" or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of November 30, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of our business exposes us to the potential for legal proceedings related to labor and employment, personal injury, property damage, and environmental matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, as well as our current reserves and insurance coverage, we do not expect that any known legal proceeding will in the foreseeable future have a material adverse impact on our financial condition or the results of our operations.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.
†
Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

China Xuefeng Environmental Engineering Inc.

Date: January 14, 2013	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: January 14, 2013	By:	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)