Form 10-Q
period 2013-02-28
China Xuefeng Environmental Engineering Inc.
filed 2013-04-22
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2013
or

❒TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of April 18, 2013, there were 55,200,000 outstanding shares of common stock of the registrant, par value $.001 per share.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.

QUARTERLY REPORT ON FORM 10-Q

February 28, 2013

CERTAIN USAGE OF TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of China Xuefeng Environmental Engineering Inc. (formerly known as NYC Moda Inc.).

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

Financial Statements for the
Three and Nine Months Ended February 28, 2013 and February 29, 2012

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(IN U.S. $)

	February 28,	May 31,
ASSETS	2013	2012
	(Unaudited)
Current assets:
Cash	$7,985,488	$4,139,165
Prepaid expenses	128,777	6,855

Total current assets	8,114,265	4,146,020

Fixed assets, net	24,299	27,365

Other assets:
Prepayment for acquisition of land use right	795,000	788,532
Deferred income taxes	435,263	2,632

Total other assets	1,230,263	791,164

TOTAL ASSETS	$9,368,827	$4,964,549

See accompanying notes to consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN U.S. $)

	February 28,	May, 31
LIABILITIES AND STOCKHOLDERS’ EQUITY	2013	2012
	(Unaudited)
Current liabilities:
Deferred revenue	$1,741,050	$-
Income taxes payable	522,673	-
Loan from stockholder	125,907	-
Accrued liabilities	27,138	81,321
Total current liabilities	2,416,768	81,321

Stockholders’ equity:

Common stock, $0.001 par value per share, 75,000,000 shares authorized, and 41,200,000 shares issued and outstanding	41,200	41,200
Additional paid in capital	4,403,049	4,421,426
Statutory reserve fund	193,656	-
Retained earnings (deficit)	1,740,611	(18,177)
Other comprehensive income	239,642	195,585

Stockholders’ equity before noncontrolling interests	6,618,158	4,640,034
Noncontrolling interests	333,901	243,194

Total stockholders’ equity	6,952,059	4,883,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,368,827	$4,964,549

See accompanying notes to consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012

Revenue	$1,311,705	$-	$3,463,225	$-
Cost of revenue	(114,941)	-	(400,174)	-

Gross profit	1,196,764	-	3,063,051	-

Operating expenses
Selling and marketing	28,405	3,660	37,612	6,620
General and administrative	154,248	21,248	335,782	75,180

Total operating expenses	182,653	24,908	373,394	81,800

Income (loss) from operations	1,014,111	(24,908)	2,689,657	(81,800)

Interest income	2,074	1,454	5,087	4,487

Income (loss) before provision for (benefit from) income taxes	1,016,185	(23,454)	2,694,744	(77,313)
Provision for (benefit from) income taxes	242,144	(5,863)	653,898	(19,328)

See accompanying notes to consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012

Net income (loss) before noncontrolling interests	774,041	(17,591)	2,040,846	(57,985)
Noncontrolling interests	(36,322)	880	(88,402)	2,899

Net income (loss) attributable to common stockholders	737,719	(16,711)	1,952,444	(55,086)

Foreign currency translation adjustment	(11,017)	51,518	44,057	127,370

Total comprehensive income (loss)	$726,702	$34,807	$1,996,501	$72,284

Earnings (loss) per common share, basic and diluted	$0.02	$(0.00)	$0.05	$(0.00)

Weighted average shares outstanding, basic and diluted	41,200,000	41,200,000	41,200,000	41,200,000

See accompanying notes to consolidated financial statements

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2013 (UNAUDITED) (IN U.S.$)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, May 31, 2012	$41,200	$4,421,426	$(18,177)	$243,194	$-	$195,585	$4,883,228

Reverse merger adjustment	-	(18,377)	-	-	-	-	(18,377)

Net Income	-	-	1,952,444	88,402	-	-	2,040,846

Appropriation to statutory reserve	-	-	(193,656)	-	193,656	-	-

Foreign currency translation adjustment	-	-	-	2,305	-	44,057	46,362

Balance, February 28, 2013 (unaudited)	$41,200	$4,403,049	$1,740,611	$333,901	$193,656	$239,642	$6,952,059

See accompanying notes to consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012 (UNAUDITED)

	Nine Months Ended
	February 28,	February 29,
	2013	2012
	(U.S. $)	(U.S. $)

Cash flows from operating activities:
Net income (loss)	$2,040,846	$(57,985)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	7,937	3,956
Deferred income taxes	(431,248)	(19,328)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(121,922)	4,163
Increase in deferred revenue	1,741,050	-
Increase in income taxes payable	522,673	-
(Decrease) increase in accrued liabilities	(54,183)	5,678

Net cash provided by (used in) operating activities	3,705,153	(63,516)

Cash flows from investing activities:
Purchase of equipment	(4,657)	(30,535)

Cash flows from financing activities:
Repayment of stockholder loan	(47,994)	-
Proceeds from stockholder loan	175,031	-

Net cash provided by financing activities	127,037	-

Effect of exchange rate changes on cash	18,790	136,202

Net change in cash	3,846,323	42,151
Cash, beginning	4,139,165	4,644,191

Cash, end	$7,985,488	$4,686,342

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$564,536	$-

See accompanying notes to consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013
AND FEBRUARY 29, 2012 (UNAUDITED)

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

On November 27, 2012, the Company filed a certificate of amendment to its articles of incorporation to change its name from “NYC Moda, Inc.” to “China Xuefeng Environmental Engineering Inc.” (the “Name Change”) and to initiate a 4-for-1 forward stock split (the “Forward Split”) of its outstanding shares of common stock. The effective dates of the Name Change and the Forward Split were December 14, 2012 and December 17, 2012, respectively. Upon the effectiveness of the Forward Split, the number of outstanding shares of the Company’s common stock increased from 10,300,000 to 41,200,000 shares. The effect of the stock split was applied retroactively to all the periods’ consolidated financial statements as if the current structure existed since the inception of the periods presented. The number of authorized shares of common stock remains at 75,000,000 shares.

On November 27, 2012, the Company completed a reverse acquisition transaction through a share exchange with the stockholders of Inclusion Business Limited (“Inclusion”), whereby the Company acquired 100% of the outstanding shares of Inclusion in exchange for a total of 7,895,000 shares of its common stock, representing 76.65% of the issued and outstanding shares of common stock.  As a result of the reverse acquisition, Inclusion became the Company’s wholly-owned subsidiary and the former Inclusion Stockholders became controlling stockholders. The share exchange transaction was treated as a reverse acquisition, with Inclusion as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when being referred in this report to business and financial information for periods prior to the consummation of the reverse acquisition, the reference is to the business and financial information of Inclusion and its consolidated subsidiaries and variable interest entities.

As a result of the transaction with Inclusion, the Company owns all of the issued and outstanding capital stock of Lotus International Holdings Limited (“Lotus”), a wholly-owned subsidiary of Inclusion, which in turn owns all of the issued and outstanding capital stock of Baichuang Information Consulting (Shenzhen) Co. Ltd (“Baichuang Consulting”). In addition, the Company effectively and substantially controls Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. (“Jiangsu Xuefeng”) through a series of captive agreements with Baichuang Consulting.

Subsequent to the closing of the Exchange Agreement, the Company conducts its operations through its controlled consolidated affiliate Jiangsu Xuefeng.  Jiangsu Xuefeng, incorporated under the laws of the People’s Republic of China (“PRC”) on December 14, 2007, is primarily engaged in providing improvement and upgrading services of garbage recycling processing technology and equipment.

On October 17, 2012, Baichuang Consulting (the “WFOE”), a wholly-owned subsidiary of Lotus, entered into a series of contractual arrangements (“VIE agreements”). The VIE agreements include (i) an Exclusive Technical Service and Business Consulting Agreement; (ii) a Proxy Agreement, (iii) Share Pledge Agreement and, (iv) Call Option Agreement with the stockholders of Jiangsu Xuefeng.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013
AND FEBRUARY 29, 2012 (UNAUDITED)

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

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth below:

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013
AND FEBRUARY 29, 2012 (UNAUDITED)

NOTE 1.   ORGANIZATION (CONTINUED)

China Xuefeng Environmental Engineering Inc.
100%
Inclusion Business Limited (BVI)
100%
Lotus International Holdings Limited (Hong Kong)
Offshore
Onshore
100%
Baichuang Information Consulting (Shenzhen) Co., Ltd (WFOE)
Yi Yuan
Li Yuan
VIE Entrustment Agreements
10%
90%
Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013
AND FEBRUARY 29, 2012 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF ACCOUNTING AND PRESENTATION (CONTINUED)

ASSETS	February 28, 2013	May 31, 2012
	(Unaudited, in U.S. $)	(In U.S. $)
Current assets:
Cash	$7,956,386	$4,120,811
Prepaid expenses and other current assets	127,792	5,870

Total current assets	8,084,178	4,126,681

Fixed assets	38,748	33,799
Less: accumulated depreciation	14,449	6,434

Fixed assets, net	24,299	27,365

Other assets:
Prepayment for acquisition of land use right	795,000	788,532
Deferred income taxes	435,263	2,632

Total other assets	1,230,263	791,164

TOTAL ASSETS	$9,338,740	$4,945,210

LIABILITIES

Current liabilities:
Payable to WFOE(1)	1,086,984	-
Deferred revenue	1,741,050	-
Income taxes payable	522,673	-
Loan from stockholder	96,706	-
Accrued liabilities	27,138	81,321

Total current liabilities	3,474,551	81,321

TOTAL LIABILITIES	$3,474,551	$81,321

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013
AND FEBRUARY 29, 2012 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF ACCOUNTING AND PRESENTATION (CONTINUED)

	For the three months ended (Unaudited)		For the nine months ended (Unaudited)
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012

Revenue	$1,311,705	$-	$3,463,225	$-
Net income (2)	653,793	(17,591)	1,768,039	(57,985)

(2)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to WFOE.

	For the nine months ended (Unaudited)
	February 28,	February 29,
	2013	2012

Net cash provided by (used in) operating activities	$3,704,199	$(63,519)
Net cash (used in) investing activities	(4,657)	(30,535)
Net cash provided by financing activities	96,131	-

The unaudited financial statements for the three and nine months ended February 28, 2013, include China Xuefeng Environmental Engineering Inc., Inclusion, Lotus and its wholly owned subsidiary, Baichuang Consulting and its VIE, Jiangsu Xuefeng.  The unaudited financial statements for the three and nine months ended February 29, 2012, include Lotus and its wholly owned subsidiary, Baichuang Consulting and its VIE, Jiangsu Xuefeng for comparative purpose only, as Inclusion was not in existence at that time. All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013
AND FEBRUARY 29, 2012 (UNAUDITED)

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

The unaudited interim consolidated financial statements of the Company as of February 28, 2013 and for the three and nine month periods ended February 28, 2013 and February 29, 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 8-K filed with the SEC. The results of operations for the three and nine months ended February 28, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending May 31, 2013.

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013
AND FEBRUARY 29, 2012 (UNAUDITED)

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	February 28, 2013	May 31, 2012	February 29, 2012
Balance sheet items, except for stockholders’ equity, as of year or period end	0.1590	0.1577	N/A

Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the period	0.1585	N/A	0.1565

For the three months ended February 28, 2013 and February 29, 2012, foreign currency translation adjustments of ($11,017) and $51,518 have been reported as other comprehensive income (loss). For the nine months ended February 28, 2013 and February 29, 2012, foreign currency translation adjustments of $44,057 and $127,370 have been reported as other comprehensive income.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013
AND FEBRUARY 29, 2012 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Multiple-Element Arrangements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple Deliverable Revenue Arrangements.” ASU No. 2009-13 amended the guidance on arrangements with multiple deliverables under ASC 605-25, “Revenue Recognition—Multiple-Element Arrangements.”

To qualify as a separate unit of accounting under ASC 605-25, the delivered item must have value to the customer on a standalone basis.  The significant deliverables under the Company’s multiple-element arrangements are improvement and upgrade services and patent licensing.

Improvement and Upgrade Service

The improvement and upgrade service is a one-time service.  An inspection is conducted by the customer according to industry standards within three days of the completion of the improvement and upgrade.  An acceptance form is provided by the customer if the inspection is satisfactory. Performance testing is conducted on the upgraded equipment for no more than one month.  Testing can be done in less than a month period.  A final evaluation report is provided within five days of the completion of the performance testing.  The fee for improvement and upgrade services is fixed and becomes due within 30 days, upon the signing of the contract and is not subject to refund, forfeiture or any other concession if patent licensing is not completed.  No warranty is provided by the Company.

Patent Licensing

Patent licensing is limited to 5 years with payments due annually in advance.  The Company is responsible for the repair services when they are necessary.  The out of pocket expenses for the repair services will be charged separately to the customer by the Company.  The patent technology of “harmless and comprehensive garbage processing equipment” provided by the Company to its customers has high garbage processing capacity and stable operation capacity.  It is the first modern system equipment in China to use DCS (Distributed Control System) centralized control, by which mechanical automation will be realized for the comprehensive treatment of life garbage.  Its core technology is to organically integrate the anaerobic digestion and aerobic fermentation garbage process, degrade and transform the organic matter of domestic waste, effectively sort out the garbage and recycle all kinds of materials, to eventually realize the true waste resource utilization and harmless utilization, with its resource utilization and harmless utilization rate approximate 100%.  The resource recovery products, biogas, not only can be used for meeting the needs of the plant itself, but also can be sold as a separate product, which greatly improves the efficiency of garbage processing of customer’s equipment, decreases production cost, and increases the recovery return of garbage processing.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013
AND FEBRUARY 29, 2012 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Patent Licensing (Continued)

The Company’s customer who pays for an upgrade and improvement fee is not required to enter into a licensing agreement to continue to use the patented technology.  If the customer does not require the garbage process equipment to reach the level of the patented technology which can process 500 tons to 1,000 tons of garbage per day, then the customer does not need to enter into the patent licensing agreement.

The Company determined that its improvement and upgrade service is individually a separate unit of accounting.  In determining whether the improvement and upgrade service has a standalone value, the Company considered factors including the availability of similar services from other vendors, its fee structure based on inclusion and exclusion of the service, and its marketing and delivery of the service.  The Company uses the vendor-specific objective evidence to determine the selling price for its improvement and upgrade service when sold in multiple-element arrangements.  Although not yet being sold separately, the price established by the management has the relevant authority.

The Company also determined that the patent licensing has standalone value because the patent can be leased separately.  The Company uses the vendor-specific objective evidence to determine the selling price for patent licensing when sold in multiple-element arrangements.  Although not yet being leased separately, the price established by the management has the relevant authority.

The Company allocates the arrangement consideration based on their relative selling prices.  Revenues for deliverables under improvement and upgrade service are recognized by the end of the improvement and upgrade period at the time the performance testing is passed and the final evaluation report is provided by the customer, which generally is within 30 days, assuming all other revenue recognition criteria are met.  Revenues for deliverables under patent licensing are recognized monthly over the leasing period.

The Company believes the effect of changes in the selling price for improvement and upgrade services and patent licensing will not have significant effect on the allocation of the arrangement.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013
AND FEBRUARY 29, 2012 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis.  Non-derivative financial instruments include cash, payables and accrued liabilities.  As of February 28, 2013 and May 31, 2012, the carrying values of these financial instruments approximated their fair values due to their short term nature.

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

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.  As of February 28, 2013 and May 31, 2012, the Company did not have any accounts receivable.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013
AND FEBRUARY 29, 2012 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

DEFERRED REVENUE

Deferred revenue includes payments received for a) improvement and upgrade services and b) patent licensing fees. These payments received but not yet earned are recognized as deferred revenue on the consolidated balance sheets.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  At February 28, 2013, the differences relate entirely to revenue deferred for financial statement purpose.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Deferred tax assets at May 31, 2012 consisted entirely of the tax benefit of net operating losses that were available to offset future taxable income.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of February 28, 2013 and May 31, 2012, the Company does not have a liability for any unrecognized tax benefits.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013
AND FEBRUARY 29, 2012 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  For the three and nine months ended February 28, 2013 and February 29, 2012, advertising expense was $23,775 and $0, respectively.

STATUTORY RESERVE FUND

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. For the nine months ended February 29, 2012, the Company was not required to fund the statutory reserve fund as the Company had an accumulated deficit. For the nine months ended February 28, 2013, a statutory reserve of $193,656 was required to be funded by the Company.

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, The FASB has issued ASU No. 2012-02, “Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, “Intangibles--Goodwill and Other, General Intangibles Other than Goodwill.”

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company does not believe that the adoption of this pronouncement will have a material effect on the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013
AND FEBRUARY 29, 2012 (UNAUDITED)

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.” ASU 2012-04 contains amendments to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  Additionally, the amendments are intended to make the ASC easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications.  The amendments that do not have transition guidance were effective upon issuance.  The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.  The Company does not believe that the adoption of this pronouncement will have a material effect on the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  Early adoption is permitted. The Company does not believe that the adoption of this pronouncement will have a material effect on the consolidated financial statements.

NOTE 4.   FIXED ASSETS

Fixed assets are summarized as follows:

	February 28, 2013	May 31, 2012
	(U.S. $)	(U.S. $)

Computers and equipment	$25,883	$21,039
Fixtures and furniture	12,865	12,760

	38,748	33,799
Less: Accumulated depreciation	(14,449)	(6,434)

	$24,299	$27,365

For the three months ended February 28, 2013 and February 29, 2012, depreciation expense was $2,796 and $2,380, respectively. For the nine months ended February 28, 2013 and February 29, 2012, depreciation expense was $7,937 and $3,956, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013
AND FEBRUARY 29, 2012 (UNAUDITED)

NOTE 5.   PREPAYMENT FOR ACQUISITION OF LAND USE RIGHT

On March 23, 2012, the Company entered into an agreement with a PRC owned third party to acquire a 50-year land use right for construction of a factory facility for cash consideration of US$858,600, equivalent to RMB 5,400,000, of which US$ 795,000, equivalent to RMB 5,000,000 was paid before February 28, 2013.  As of February 28, 2013, the land used right had not been obtained and no certificate for the use of land had been issued to the Company.

The agreement provides terms that under certain circumstances, such as delay in construction, the Company may be subject to a penalty of up to 20% of the payment for the land use right, or forfeiture of the land use right.

NOTE 6.   ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	February 28, 2013	May 31, 2012
	(U.S. $)	(U.S. $)

Payroll	$14,138	$10,995
Professional fees	13,000	70,000
Other	-	326

	$27,138	$81,321

NOTE 7.   INCOME TAXES

The provision for (benefit from) income taxes consisted of the following:

	For the three months ended		For the nine months ended
	February 28	February 29	February 28	February 29
	2013	2012	2013	2012
	(U.S. $)	(U.S. $)	(U.S. $)	(U.S. $)

Current	$676,003	$-	$1,085,146	$-
Deferred	(433,889)	(5,863)	(431,248)	(19,328)

	$242,144	$(5,863)	$653,898	$(19,328)

The Company’s tax filings are subject to examination by the tax authorities in the PRC. Tax filings for the tax year ended December 31, 2011 were examined by the tax authorities in April 2012. The tax filings were accepted and no adjustments were proposed by the tax authorities.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013
AND FEBRUARY 29, 2012 (UNAUDITED)

NOTE 8.   RELATED PARTY TRANSACTION

On August 5, 2012, the Company entered into an agreement to lease the rights of patent on garbage recycling processing technology from Li Yuan, one of the Company’s officers/stockholders.  Under the current terms, the Company is required to pay a fee of $12,680 (RMB 80,000) each month for five years from September 2012 to August 2017.  As of February 28, 2013, a prepaid patent leasing fee of $127,200 is included in prepaid expenses on the consolidated balance sheets.

The remaining payments for the patent rights not paid as of February 28, 2013 are as follows:

Period Ending	Annual
May 31,	Amount

2013	$-
2014	63,400
2015	152,160
2016	152,160
2017	152,160
Thereafter	38,040

$557,920

The Company obtained a demand loan from the above officer/stockholder which is non-interest bearing.  The loan of approximately $96,000 representing expenses paid by the above officer/stockholder and approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. (“Baichuang Consulting”) for the nine months ended February 28, 2013. As of February 28, 2013, Baichuang Consulting repaid approximate $48,000 to the above officer/stockholder. The net balance is reflected as loan from stockholder as of February 28, 2013.

NOTE 9.   LEASES

The Company leases office space under a one-year operating lease from an unrelated third party, which expired on March 31, 2013 and was extended to March 31, 2016.  The lease requires the Company to prepay the rental for one year of $7,048 (RMB44,664). The related prepayments of $592 and $5,870 are included in the prepaid expenses on the consolidated balance sheets as of February 28, 2013 and May 31, 2012, respectively.  The lease provides for renewal options.  Rent expense charged to operations for the three and nine months ended February 28, 2013 and February 29, 2012 was $1,762 and $5,286, respectively.  The minimum future rentals under the lease as February 28, 2013 are as follows:

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013
AND FEBRUARY 29, 2012 (UNAUDITED)

NOTE 9.   LEASES (CONTUNUED)

Period Ending	Annual
May 31,	Amount

2013	$21,252
2014	85,008
2015	85,008
2016	70,840

$262,108

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

The following table represents certain information about the Company’s customers which individually accounted for more than 10% of the Company’s gross revenue during the periods indicated:

	For the three months ended		For the nine months ended
	February 28, 2013		February 28, 2013
	Amount	%	Amount	%
CUSTOMER 1	500,850	28.02%	499,275	12.68%
CUSTOMER 2	524,700	29.36%	523,050	13.28%
CUSTOMER 3	548,550	30.69%	546,825	13.88%
CUSTOMER 4	548,550	30.69%	546,825	13.88%
CUSTOMER 5	*		618,150	15.69%
CUSTOMER 6	*		570,600	14.49%

*Less than 10% of total sales for the three months ended February 28, 2013.

NOTE 11.   SUBSEQUENT EVENTS

On March 19, 2013, the Company completed a closing of a private offering (the “Offering”) of shares of the Company’s common stock, par value $0.001 per share (the “Shares”), at a price of $0.50 per share, for an aggregate purchase price of $7,000,000. Upon the closing, the Company issued 14,000,000 shares of its common stock pursuant to the Offering. The Shares were offered and sold to the subscribers in the Offering pursuant to a subscription agreement dated March 18, 2013.

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

Overview

We are in the business of providing services to optimize garbage-recycling processes. We utilize our patented technology of “comprehensive and harmless garbage-processing equipment”, to upgrade software systems and reconstruct hardware for our clients, and therefore expand the sorting scope and capacity of our clients’ garbage recycling equipment. We conduct our operations through our controlled consolidated affiliate Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. (hereinafter referred to as “Jiangsu Xuefeng”). Jiangsu Xuefeng was incorporated under the laws of the People’s Republic of China (“PRC”) on December 14, 2007.

Our Services

With the development of the urbanization in China, the amount of household garbage is growing, whereas the processing capability of garbage processing equipment cannot satisfy the demand. In order to resolve the defects of the processing equipment of other garbage processing plants, we provide upgrades and improvement to the software systems and hardware equipment by installing the various systems of patented technology “comprehensive and harmless garbage-processing equipment” into customers’ equipment, and reconstructing the hardware to expand the garbage sorting scope and capacity of our clients’ equipment.

The Patent technology of “harmless and comprehensive garbage processing equipment” provided by Jiangsu Xuefeng to its customers has high garbage processing capacity and stable operation capacity. It is the first modern system equipment in China to use DCS (Distributed Control System) centralized control, by which mechanical automation will be realized for the comprehensive treatment of life garbage. Its core technology is to organically integrate the anaerobic digestion and aerobic fermentation garbage process, degrade and transform the organic matter of domestic waste, effectively sort out the garbage and recycle all kinds of materials, to eventually realize the true waste resource utilization and harmless utilization, with its resource utilization and harmless utilization rate approximate 100%. The resource recovery products, biogas, can not only be used for meeting the needs of the plant itself, but also for outer supply, which greatly improves the efficiency of garbage processing of customer’s equipment, decreases production cost, and increases the recovery return of garbage processing.

The comprehensive and harmless garbage processing equipment is comprised of waste digestion pretreatment system, methane gas power generation system, sorting processing system, bricklaying building system, leachate treatment system, DCS (distribution control system), XFET-5 ecological and water-saving toilets and excrement comprehensive processing system and various material collection systems. The equipment technology is designed and manufactured based on the complicated situation of the household garbage in China. According to the features of various garbage, the equipment utilizes the wind-force, gravity, magnetic, shape and etc to process the garbage by the combined way of machine selecting, winnowing, magnetic separation, automatic cutting, smashing and other technological processes. The equipment has large processing capacity and could run whole day. The stand-alone equipment can process 500 tons to 1000 tons of garbage per day. It can sort and process complicated municipal solid waste, leaving no pollution and no residue, reaching the"3 without" standard of no waste gas, no waste water and no waste residue.

After we complete the internal system upgrade and hardware equipment improvement of the garbage equipment, we deliver the upgraded equipment to the customers. The customers will conduct inspection and performance testing to the upgraded equipment no more than one month pursuant to the contract to inspect whether the internal control system and the hardware structure can operate steadily and reach the garbage process features. The inspecting items including the following: whether the quality of the equipment and accessories after improvement can match the patented technology and process various kinds of garbage, whether the various garbage systems can process automatically, and whether the daily garbage processing capacity reaches the standard of the contract. If during the performance testing period, all the performance index can fulfill the requirements of the contract, it would be deemed that we have fully executed the agreements.

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

Recent Developments

Acquisition of Inclusion Business Limited (“Inclusion”)

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
Prior to the closing of the reverse acquisition, the Company’s prior shareholder, Mr. Zhenxing Liu, surrendered 7,895,000 shares of the common stock of the Company. Mr. Zhenxing Liu did not receive any consideration from the Company for accounting purposes. However, Mr. Zhenxing Liu may be deemed to have received consideration from the increase in the value of 250,000 shares held by Mr. Zhenxing Liu as a result of the reverse acquisition. Mr. Zhenxing Liu purchased 8,145,000 shares at approximately $0.007 per share at the time when the Company was considered a shell and kept 250,000 shares after the surrender. On November 30, 2012, at the closing of the reverse acquisition, the stockholder’s equity increased to $5,194,728. Accordingly, the value of the 250,000 shares held by Mr. Zhenxing Liu appreciated to approximately $124,673. Other than such appreciation in the value of his shares, Mr. Zhenxing Liu did not receive any other consideration in connection with the reverse acquisition.

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

Name Change and Forward Stock Split

In connection with the acquisition of Inclusion, on November 27, 2012, the Company filed a certificate of amendment to its articles of incorporation to change its name from “NYC Moda, Inc.” to “China Xuefeng Environmental Engineering Inc.” (the “Name Change”) and effectuate a 4-for-1 forward stock split (the “Forward Split”) of its outstanding shares of common stock. The effective dates of the Name Change and the Forward Split were December 14, 2012 and December 17, 2012, respectively. Upon the effectiveness of the Forward Split, the number of outstanding shares of the Company’s common stock increased from 10,300,000 to 41,200,000 shares. The effect of the stock split was applied retroactively to all the periods’ consolidated financial statements as if the current structure existed since inception of the periods presented. The number of authorized shares of common stock remains at 75,000,000 shares.

Private Offering

On March 19, 2013, we completed a closing of a private offering (the “Offering”) of shares of the Company’s common stock, par value $0.001 per share (the “Shares”), at a price of $0.50 per share, for an aggregate purchase price of $7,000,000 (the “Purchase Price”). Upon the closing, the Company issued 14,000,000 shares of its common stock pursuant to the Offering.

Results of Operations

Comparison of Three Months and Nine Months Ended February 28, 2013 and February 29, 2012

The following table sets forth in U.S. dollars key components of our unaudited results of operations during the three-month and nine-month periods ended February 28, 2013 and February 29, 2012, and the percentage change between 2013 and 2012.

Three months ended February 28, 2013 and February 29, 2012

	2013	2012	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$1,311,705	$-	100%
Cost of revenue	(114,941)	-	100%
Gross profit	1,196,764	-	100%
Selling expenses	28,405	3,660	676%
General and administrative expenses	154,248	21,248	626%
Total operating expenses	182,653	24,908	633%
Operating income (loss)	1,014,111	(24,908)	4171%
Interest income	2,074	1,454	43%
Income (loss) before provision for (benefit from) income taxes	1,016,185	(23,454)	4433%
Provision for (benefit from) income taxes	242,144	(5,863)	4230%
Net income (loss) before non controlling interests	774,041	(17,591)	4500%
Noncontrolling interests	(36,322)	880	(4228%)
Net income (loss) attributable to common stockholders	737,719	(16,711)	4515%
Foreign currency translation adjustment	(11,017)	51,518	(121%)
Total comprehensive income	$726,702	$34,807	1988%

Nine months ended February 28, 2013 and February 29, 2012

	2013	2012	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$3,463,225	$-	100%
Cost of revenue	(400,174)	-	(100%)
Gross profit	3,063,051	-	100%
Selling expenses	37,612	6,620	468%
General and administrative expenses	335,782	75,180	347%
Total operating expenses	373,394	81,800	356%
Operating income (loss)	2,689,657	(81,800)	3388%
Interest income	5,087	4,487	13%
Income (loss) before provision for (benefit from) income taxes	2,694,744	(77,313)	3585%
Provision for (benefit from) income taxes	653,898	(19,328)	3483%
Net income (loss) before non controlling interests	2,040,846	(57,985)	3620%
Noncontrolling interests	(88,402)	2,899	(2858%)
Net income (loss) attributable to common stockholders	1,952,444	(55,086)	3149%
Foreign currency translation adjustment	44,057	127,370	(65%)
Total comprehensive income	$1,996,501	$72,284	2662%

Revenue. We provide improvement and upgrading service for the garbage processing equipment to our customers. This is a one-time service. We also lease the patent to our customers. The patent licensing is limited to 5 years with payments due annually in advance.

For the three months ended February 28, 2013, sales related to improvement and upgrading services provided to garbage recycling processing systems of two unrelated third parties in accordance with contracts for a total of $954,900. The services were completed and accepted by the customers and the payment was received in full as of February 28, 2013.  For the three months ended February 28, 2013, the patent licensing revenue was generated from six unrelated third parties in accordance with the contracts for a total of $356,805.

For the nine months ended February 28, 2013, sales related to improvement and upgrading services provided to garbage recycling processing systems of seven unrelated third parties in accordance with contracts for a total of $3,011,500. The services were completed and accepted by the customers and the payment was received in full as of February 28, 2013. For the nine months ended February 28, 2013, the patent licensing revenue was generated from six unrelated third parties in accordance with the contracts for a total of $451,725.

Both for the three and nine months ended February 29, 2012, there was no revenue generated.

Cost of Revenues. Our cost of revenues increased to $114,941 and $400,174 for the three and nine months ended February 28, 2013, respectively, from $0 for the three and nine months ended February 29, 2012. The increase in cost of revenues is attributable to the increase in revenues. Our costs of revenues primarily consist of leasing fees of the related party for the patent, employees’ salaries, insurance, training expenses and other daily operating expenses. In addition, business taxes were classified as cost of sales as well before December 1, 2012. Under China tax law, our business tax should be changed to value added tax after December 1, 2012 but we are exempt from the VAT under the authorization from local tax bureau.

Gross Profit. Our gross profit increased to $1,196,764 and 3,063,051 for the three and nine months ended February 28, 2013, respectively, which represented a gross profit ratio at 91% and 88%, respectively. The reason the increase in gross profit ratio is because of the exemption from VAT as we mentioned above.

There was no gross profit for the three and nine months ended February 29, 2012 as our operations had not commenced yet.

Selling and Marketing Expenses. Our selling and marketing expenses increased to $28,405 and $37,612 for the three and nine months ended February 28, 2013, respectively, from $3,660 and $6,620 for the three and nine months ended February 29, 2012, respectively, which represented an increase by 676% and 468%, respectively. Our selling and marketing expenses were primarily comprised of sales employees’ salary and insurance and advertising expenses. The increase in selling and marketing expenses was mainly due to the increase in number of sales employees.

General and Administrative Expenses. Our general and administrative (“G&A”) expenses increased to $154,248 and $335,782 for the three and nine months ended February 28, 2013, respectively, from $21,248 and $75,180 for the three and nine months ended February 29, 2012, respectively, representing a 626% and 347% increase, respectively. Our G&A expenses were primarily comprised of G&A employees’ salaries, insurance, rent and professional fees incurred for G&A functions. As we are listed in the United States, expenses incurred for attorneys, auditors and financial advisors increased as well.

Provision for (benefit from) Income Taxes. Our provision for income taxes increased to $242,144 and $653,898 for the three and nine months ended February 28, 2013, respectively, from a tax benefit of $5,863 and $19,328 for the three and nine months ended February 29, 2012, respectively. Our effective tax rate was the same as the statutory rate of 25% for the three and nine months ended February 28, 2013 and February 29, 2012. Our tax filings for the year ended December 31, 2011 were examined by the tax authorities in April 2012. The tax filings were accepted and no adjustments were proposed by the tax authorities. The increase in the provision for income taxes was primarily due to the increase in our income.

Net Income. For the three months ended February 28, 2013 and February 29, 2012, we generated net income (loss) of $774,041 and ($17,591), respectively.  This represented an increase in net income of $791,632 or 4,500%. For the nine months ended February 28, 2013 and February 29, 2012, we generated net income (loss) of $2,040,846 and ($57,985), respectively.  This represented an increase in net income of $2,098,831 or 3,620%. The entrusted management agreements assign to Baichuang Consulting only 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a “non-controlling interest” of $36,322 and ($800) for the three months ended February 28, 2013 and February 29, 2012, respectively, and $88,402 and ($2,899) for the nine months ended February 28, 2013 and February 29, 2012, respectively, before recognizing net income attributable to the Company on our Consolidated Statements of Operations and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income (loss) attributable to the Company for the three and nine months ended February 28, 2013 and February 29, 2012 was $737,791 and ($16,711), representing $0.02 and ($0.00) per share, respectively, and $1,952,444 and ($55,086), representing $0.05 and ($0.00) per share, respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and nine months ended February 28, 2013 and February 29, 2012, a foreign currency gain (loss) of ($11,017) and $51,518, respectively, and $44,057 and $127,370, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of February 28, 2013, we had cash and cash equivalents of $7,985,488, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from Jiangsu Xuefeng’s capital contributions received of $4,541,532 since January 2011 and cash collection of our revenue. Despite our large cash balances, the interest income generated for the period are nominal for principally two reasons: the bank’s current deposit interest is very low, the annual interest rates float up or down at 0.35%; The interest income reported on the statement is the net interest which was deducted bank services charges, legal person overdraft fees. The legal person overdraft fee was calculated as 2% of overdraft limit. For the nine months ended February 28, 2013, the total legal person overdraft fee was $8,559. As the amount involved is nominal, there is no separate disclosure.

To date, we have financed our operations primarily through cash flows from operations and equity contributions by our stockholders.

Operating activities

Net cash provided by operating activities was $3,705,153 for the nine months ended February 28, 2013 as compared to net cash used for $63,516 for the nine months ended February 29, 2012. The changes are mainly due to the increase in our net profit, cash received in advance from customers and an increase in income tax payable.

Investing activities

Net cash used for investing activities represented the purchase of equipment. For the nine months ended February 28, 2013 and February 29, 2012, the purchase of equipment was $4,657 and $30,535, respectively.

Financing activities

For the nine months ended February 28, 2013, the net cash provided by financing activities consists of the repayment of the stockholder loan of $47,994 and proceeds from the stockholder loan of $175,031. The proceeds from the stockholder loan were paid for overseas professional services and the register of Baichuang Consulting due to Chinese banks’ restriction of cash transfers.

We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

We may, however, in the near future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we currently may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. New indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Transfer of Cash

All of our business operations are carried out by Jiangsu Xuefeng, our variable interest entity in China. PRC regulations restrict the ability to make dividends and other payments to its offshore parent company. In the future, in order for the U.S. parent corporation to pay dividends to our shareholders from the earnings obtained in China, we will have to transfer funds from Jiangsu Xuefeng to Baichuang Consulting, our Chinese subsidiary, and then to China Xuefeng Environmental Engineering, our U.S. parent corporation. Any limitations on the ability of our PRC subsidiary to transfer funds could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business. Our ability to transfer funds from Baichuang Consulting to China Xuefeng Environmental Engineering Inc. will be limited by two factors as follows:

Statutory Reserves. The Company Law of the PRC applicable to Chinese companies with foreign ownership provides that net income can be distributed as dividends only after: (i) cumulative prior years’ losses have been recouped; (ii) 10% of after tax income has been allocated to a statutory surplus reserve until the reserve amounts to 50% of the company’s registered capital; and (iii) allocations have been made to the discretionary surplus reserve, if such a reserve is approved at the meeting of the equity owners. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends.

Currency Conversion. The Chinese Yuan (Renminbi) is not freely convertible into US Dollars. The State Administration of Foreign Exchange (“SAFE”) administers foreign exchange dealings and requires that they shall be conducted though designated financial institutions. Foreign Invested Enterprises, such as Baichuang Consulting, may purchase foreign currency from designated financial institutions in connection with current account transactions, including profit repatriation. However, the procedures required in order to effect such purchases can significantly delay a transfer of funds to the U.S.

These factors will limit the amount of funds that we can transfer from Baichuang Consulting to our U.S. parent company and may delay any such transfer, with resulting effect on the ability of the U.S. parent to pay dividends to its shareholders.

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

The earnings and cash transfer procedures are all designed to comply with PRC regulations. As a result, there will be no government regulations which will impact our transactions to transfer cash within our corporate structure. It should be noted, however, that to date Jiangsu Xuefeng has not made any payment to Baichuang Consulting, despite the provisions of the VIE agreements that promise 95% of net profits to Baichuang Consulting. The amount due from Jiangsu Xuefeng to Baichuang Consulting has been recorded on their inter-company accounts as a payable due to Baichuang Consulting; however no interest or penalty or other compensation is being accrued as a result of the failure of Jiangsu Xuefeng to make the payments due. Rather, it is management’s plan for the foreseeable future that Jiangsu Xuefeng will make payments to Baichuang Consulting to the extent necessary for Baichuang Consulting to pay its ongoing expenses, and may also make payment to Baichuang Consulting to pay the expenses of our U.S. parent company if we find that procedure more convenient than borrowing dollars from related parties. Jiangsu Xuefeng will retain all other income to fund the growth of Jiangsu Xuefeng.

When the funds are transferred to outside the PRC, all transferred amounts will be reported to the national tax bureau to examine whether the local and national taxes have been fully paid by Jiangsu Xuefeng and Baichuang Consulting. If Baichuang Consulting obtained the revenue from Jiangsu Xuefeng, then Baichuang Consulting has to be subject to 5% business tax and 25% income tax.

Finally, it should be noted that, upon repatriation of earnings of Baichuang Consulting to the United States, those earnings may become subject to United States federal and state income taxes. We have not accrued any U.S. federal or state tax liability on the undistributed earnings of our foreign subsidiary because those funds are intended to be indefinitely reinvested in our international operations. Accordingly, taxes imposed upon repatriation of those earnings to the U.S. may reduce the net worth of the Company.

Recent Accounting Pronouncements

In July 2012, The FASB issued ASU No. 2012-02, “Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, “Intangibles--Goodwill and Other, General Intangibles Other than Goodwill.”

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company does not believe that the adoption of this pronouncement will have a material effect on the consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.” ASU 2012-04 contains amendments to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  Additionally, the amendments are intended to make the ASC easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications.  The amendments that do not have transition guidance were effective upon issuance.  The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.  The Company does not believe that the adoption of this pronouncement will have a material effect on the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  Early adoption is permitted. The Company does not believe that the adoption of this pronouncement will have a material effect on the consolidated financial statements.

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

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, for the reasons set forth below,  the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of February 28, 2013to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2013, the Company determined that there were control deficiencies that constituted the following material weaknesses:

●
The Company does not have a sufficient number of accounting personnel, which would provide segregation of duties within our internal control procedures to support the accurate and timely reporting of our financial results.

●	The Company’s current accounting personnel lack experience and knowledge in identifying and resolving complex accounting issues under U.S. Generally Accepted Accounting Principles (GAAP).

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Share Exchange Agreement dated as of November 27, 2012, by and among NYC Moda Inc., Inclusion Business Limited, the shareholders of Inclusion Business Limited, and Zhenxing LIU, incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on December 3, 2013.

10.1	Subscription Agreement dated March 19, 2013, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 21, 2013.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document †

101.SCH	XBRL Taxonomy Extension Schema Document †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith.

**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

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

China Xuefeng Environmental Engineering Inc.

Date: April 22, 2013	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: April 22, 2013	By:	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)