Form 10-K
period 2013-05-31
China Xuefeng Environmental Engineering Inc.
filed 2013-09-11
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 333-175483

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form
10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: None.

As of September 9, 2013, the registrant had 55,200,000 shares of common stock, par value $0.001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	1

ITEM 1A.	RISK FACTORS	12

ITEM 1B.	UNRESOLVED STAFF COMMENTS	24

ITEM 2.	PROPERTIES	24

ITEM 3.	LEGAL PROCEEDINGS	25

ITEM 4.	MINE SAFETY DISCLOSURES	25

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	9

ITEM 6.	SELECTED FINANCIAL DATA	26

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	33

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	34

ITEM 9A.	CONTROLS AND PROCEDURES	34

ITEM 9B.	OTHER INFORMATION	35

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	35

ITEM 11.	EXECUTIVE COMPENSATION	38

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	39

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	40

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	40

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	41

SIGNATURES		43

CERTAIN USAGE OF TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of China Xuefeng Environmental Engineering Inc. (formerly known as NYC Moda Inc.).

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” below.

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are in the business of providing services to optimize garbage-recycling processes. We utilize our patented technology of “comprehensive and harmless garbage-processing equipment”, to upgrade software systems and reconstruct hardware for our clients, and therefore expand the sorting scope and capacity of our clients’ garbage recycling equipment. We conduct our operations through our controlled consolidated affiliate Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. (“Jiangsu Xuefeng”). Jiangsu Xuefeng was incorporated under the laws of the People’s Republic of China (“PRC”) on December 14, 2007.

OUR CORPORATE HISTORY AND BACKGROUND

The Company was incorporated in the state of Nevada on March 30, 2011. The Company was initially formed to engage in the business of clothing distribution.  Since its inception and until the acquisition of Inclusion, the Company was a development stage company without significant assets or any revenue.

Acquisition of Inclusion

On November 27, 2012, we completed a reverse acquisition transaction through a share exchange with Inclusion Business Limited (BVI) (“Inclusion”) and its stockholders (the “Inclusion Stockholders”), whereby we acquired 100% of the issued and outstanding capital stock of Inclusion and in exchange we issued 7,895,000 shares of our common stock (pre-Forward Split), or 76.65% of our issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition, to the Inclusion Stockholders. As a result of the reverse acquisition, Inclusion became our wholly-owned subsidiary and the former Inclusion Stockholders became our controlling stockholders. The share exchange transaction has been treated as a reverse acquisition, with Inclusion as the acquirer and the Company as the acquired party for accounting purposes.

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

Name Change and Forward Split

On November 27, 2012, the Company filed a certificate of amendment to its articles of incorporation to change its name from “NYC Moda Inc” to “China Xuefeng Environmental Engineering Inc” and to effect a 4-for-1 forward stock split of its outstanding shares of common stock.  The name change went effective on December 14, 2012 and the forward split went effective on December 17, 2012, upon the approval of Financial Industry Regulatory Authority, Inc. (FINRA). Upon the effectiveness of the forward split, the number of outstanding shares of the Company’s common stock increased from 10,300,000 to 41,200,000 shares, and the number of authorized shares of common stock remained 75,000,000 shares. The effect of the forward split applies retroactively to the Company’s consolidated financial statements for the periods presented.

Contractual Arrangements with our Controlled Consolidated Affiliate and its Shareholders

On October 17, 2012, prior to the reverse acquisition transaction, Baichuang Consulting and Jiangsu Xuefeng and its shareholders Li Yuan and Yi Yuan entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Jiangsu Xuefeng became Baichuang Consulting’s contractually controlled affiliate. The VIE Agreements included:

(1)
an Exclusive Technical Service and Business Consulting Agreement between Baichuang Consulting and Jiangsu Xuefeng pursuant to which Baichuang Consulting is to provide technical support and consulting services to Jiangsu Xuefeng in exchange for (i) 95% of the total annual net profit of Jiangsu Xuefeng plus (ii) RMB100,000 per month (U.S.$15,873).

(2)
a Call Option Agreement among Li YUAN and Yi YUAN (together referred to as “Jiangsu Xuefeng Shareholders”), and Baichuang Consulting under which the  Jiangsu Xuefeng Shareholders have granted to Baichuang Consulting the irrevocable right and option to acquire all of the equity interests in Jiangsu Xuefeng to the extent permitted by PRC law. If PRC law limits the percentage of Jiangsu Xuefeng that Baichuang Consulting may purchase at any time, then Baichuang Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00 ($0.16) or any lower price permitted by PRC law. The Jiangsu Xuefeng Shareholders agreed to refrain from taking certain actions which might harm the value of Jiangsu Xuefeng or Baichuang Consulting’s option;

(3)
a Proxy Agreement by Li YUAN and Yi YUAN pursuant to which they each authorize Baichuang Consulting to designate someone to exercise all of their shareholder decision rights with respect to Jiangsu Xuefeng; and

(4)
a Share Pledge Agreement among Li YUAN and Yi YUAN, Jiangsu Xuefeng, and Baichuang Consulting under which the Jiangsu Xuefeng Shareholders agree to pledge all of their equity in Jiangsu Xuefeng to Baichuang Consulting to guarantee Jiangsu Xuefeng’s and its shareholders’ performance of their obligations under the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement and the Proxy Agreement.

The VIE Agreements with our Chinese affiliate and its shareholders, which relate to critical aspects of our operations, may not be as effective in providing operational control as direct ownership. In addition, these arrangements may be difficult and costly to enforce under PRC law. See “Risk Factors - Risks Relating to the VIE Agreements.”

The foregoing description of the terms of the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement, the Proxy Agreement and the Share Pledge Agreement is qualified in its entirety by reference to the provisions of the agreements filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to this report, respectively, which are incorporated by reference herein.

See “Related Party Transactions” for further information on our contractual arrangements with these parties.

After the exchange, our current organizational structure after giving effect to the name change is as follows:

Inclusion was established in the British Virgin Islands on August 9, 2012.  Lotus was established in Hong Kong on May 2, 2012 to serve as an intermediate holding company with authorized shares of 10,000 at HK$1.00 per share. Baichuang Consulting was established by Lotus as a wholly foreign owned enterprise (the “WFOE”) in the PRC on September 5, 2012.  Jiangsu Xuefeng, our operating consolidated affiliate, was established in the PRC on December 14, 2007. The local government of the PRC issued a certificate of approval of the foreign ownership of Baichuang Consulting by Lotus, a Hong Kong entity on September 5, 2012.

OUR BUSINESS

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

Until August 31, 2012 the main revenue of Jiangsu Xuefeng was generated from providing improvement and upgrading services to garbage recycling processing plants. On August 5, 2012, Jiangsu Xuefeng entered into a lease agreement with Li Yuan, one of its stockholders for the use of a patent on garbage recycling processing technology, a Utility Model Patent of Comprehensive and Harmless Garbage Processing Equipment, issued by the State Intellectual Property Office (SIPO) on July 7, 2010 and valid for ten years (Patent Number: ZL 2009 2 0232893.7).  The patent is owned by our Chief Executive Officer, Mr. Li Yuan.  The lease commenced on September 1, 2012 and expires in August 2017.  Jiangsu Xuefeng expanded its business model from the sole service of providing upgrading to waste processing plants to also providing patent licensing based on its newly acquired use right of the patent technology.  We use the patent technology to help the clients to upgrade their internal system or reconstruct the hardware equipment of the garbage processing equipment so that the equipment performance could reach the standard of our patent technology. After the upgrade and reconstruction, our patent technology will continue to be used in their equipments and we allow the clients to continue using our patent technology in their equipment for patent licensing revenue.

Therefore, under the new business model, Jiangsu Xuefeng could get revenues from two sources: first from improvement and upgrading services of garbage processing equipment; second from patent licensing for the use of the upgraded technology. License agreements will be offered to clients for a limited period of three to five years, within which period, the client shall pay patent royalties yearly to Jiangsu Xuefeng for their use of the equipment containing the patent technology.

For the year ended May 31, 2013, sales from improvement and upgrading services and patent licensing were $4,449,200 and $977,235, respectively.

PRODUCTS AND FACILITIES

Jiangsu Xuefeng’s main business is to provide equipment upgrading service for other garbage processing plants and use its patented technology to update others’ equipment, and develop a patent licensing service for the use of that technology.. Jiangsu Xuefeng plans to construct its own garbage processing plant to process various environmental wastes.

Jiangsu Xuefeng provides equipment upgrading service for the other garbage processing plants. However, it mainly upgrades the internal control and operation system for the equipments to enable the patent technology installed into the equipment to make the garbage processing equipment reach the processing performance as the contract stipulated. During the internal system upgrading process, if any hardware equipment like the machine parts is required to be reconstructed, the clients will be responsible for the relevant purchase of hardware while we provide installation guidance or assisted installation.

The staffs apply the patent technology to the equipment of the clients to upgrade the performance of their equipments, therefore, the clients are required to pay the system upgrading and improvement fee to us. In addition, as we allow the clients to continue using the equipment containing our patent technology, they shall pay us royalty fees for the use of the patent technology.

CUSTOMERS

On April 4, 2012, Jiangsu Xuefeng  entered into a technical service agreement with Maoshan Diversification Garbage Processing Plant (“Maoshan”), according to which, by April 20, 2012, Jiangsu Xuefeng  would finish the upgrading and improvement of Maoshan’s major garbage preprocessing equipment with the following improvements: 1. The equipment processing ability was to be upgraded from 140 cubic meters per  hour to 220 cubic meters per  hour; 2. The sediments in sorting the waste plastics was to drop from 40% to below 28%.  Jiangsu Xuefeng charged a fee of 2 million RMB (approximately $314,200) for the service and was paid in one lump sum at the completion of the service.

On June 2 2012, Jiangsu Xuefeng  entered into another technical service agreement with Xuzhou Zhongze Oasis Garbage Processing Co, Ltd (“Zhongze”), according to which, by June 20, 2012, Jiangsu Xuefeng  would finish the upgrading and improvement of Zhongze’s major garbage preprocessing equipment with the following improvements: 1. The house garbage processing ability of one machine was to be upgraded from 300 tons a day to 500-550 tons a day; 2. Little sediments in sorting the plastics with a economic indicator of 80% to 90%. Jiangsu Xuefeng charged a fee of 1 million RMB (approximately $158,000) for the service and it was paid in one lump sum at the completion of the service.

On August 4, 2012, Jiangsu Xuefeng entered into another technology licensing agreement with Suzhou Zhonghe Solid Waste Recovery Processing Co., Ltd. (“Zhonghe”), according to which, by August 20, 2012, Jiangsu Xuefeng would finish upgrading and improvement of Zhonghe’s major garbage processing equipment. Jiangsu Xuefeng charged a fee of 3 million RMB ($474,684) for the service and it was paid in one lump sum within ten days upon signing of the contract. Jiangsu Xuefeng also licensed its technology to Zhonghe upon completion of the upgrading for five years at a royalty fee of 1.8 million RMB ($284,400) per year.

The following table sets forth our ten largest customers for the year of 2013:

Customers	Sales (US Dollar)	% of Total Revenue
Suzhou Zhonghe Solid Waste Recovery Processing Co., Ltd.	691,215.00	12.74%
Kunshan Brother Industrial Waste Management Company	643,545.00	11.86%
Jiangsu Wenbo Protection Technology Company	619,710.00	11.42%
Nanjing Kehong Protection Technology Co., Ltd	619,710.00	11.42%
Jiangsu Heyuan Environmental Protection Technology Co., Ltd	595,875.00	10.98%
Shanghai Baoshan Urban Industry Industrial Waste Management Company	572,040.00	10.54%
Yantai Bainuoken Environmental Technology Company	548,205.00	10.10%

OUR INDUSTRY

In the description below we rely on certain information and statistics regarding our industry and the economy in China from the reports published by National Bureau of Statistics of China and the PRC Ministry of Environmental Protection.  We have no reason to believe that the information and statistics we cite are not accurate.

The Chinese industry of garbage processing is highly fragmented and in a very early-stage of development. Benefiting from a series of encouraging and supportive policies on garbage processing formulated by the Chinese government, the urban garbage processing industry has been in rapid development. The current market is primarily dominated by small regional companies, like Jiangsu Xuefeng, which account for approximately 90% of all environmental protection enterprises in China.

The volume of solid waste generated by industrial companies is directly correlates to the industrial rate of utilization of natural resources and is expected to grow by over 10% per year according to the National Bureau of Statistics of China. In addition, according to estimates from the PRC Ministry of Environmental Protection, the production of industrial waste was approximately 1.34 billion tons in 2010, excluding approximately 13 million tons of hazardous industrial waste.

According to the Opinions on Further the Municipal Solid Waste Processing Service issued by the Chinese government, the harmless garbage processing rate will reach over 80% by 2015.  This anticipated increase creates a strong incentive for companies to improve their garbage processing capability.  Thus the Chinese garbage processing industry has significant potential room for growth both in areas of equipment marketing and equipment upgrading and improvement.

Nationwide Innocuous Disposal Facilities MSW Facilities Construction Planning (2011-2015) (“Planning”), recently passed by the Chinese government, has gone into the implementation phase. In accordance with the Planning, the aggregate investment in the items of the Planning will reach RMB 260Billion Yuan ($41.08 billion).

According to the Environmental Protection Equipment “Twelfth Five-Year” Development Planning, the yearly growth rate of environmental protection industry gross output during the Twelfth Five-Year period is 20% and will reach 500 billion yuan ($79 billion)by 2015.

The “Twelfth Five-Year” Energy Saving and Environmental Protection Industry Development Program recently issued by the Chinese government will provide support for the energy saving and environmental protection industry in finance, tax and many other aspects and will also provide directional guidance to the industry’s development. Based on the “three years exemptions and three years reductions” tax preference that the energy saving and environmental protection enterprises have already acquired, and the tax applied to high and new tech enterprises enjoying special support from the government, the income tax rate that energy saving and environmental protection enterprises are subjected to is 15% lower than the customary tax of 25%.

Thus, recently issued policies reducing the cost of Jiangsu Xuefeng operations, and anticipated future industrial policies of the Chinese government show the Chinese government’s encouragement and support for the long term development of the environment waste processing industry, setting the stage for a larger market place for the environmental protection equipment upgrading and improvement business.

COMPETITION

Competitive Advantages

Jiangsu Xuefeng’s experience and technology combine to provide several competitive advantages:

1.
Jiangsu Xuefeng mainly specializes in the upgrading and improvement of environmental protection equipment. The Chinese environmental protection equipment upgrading and improvement industry being in its early stage, there is a lot of development space for the company.

2.
Since Jiangsu Xuefeng has already successfully upgraded the garbage processing equipment for Yangzhou Maoshan Diversified Garbage Processing Plant, Xuzhou Zhongze Oasis Garbage Processing Co, Ltd, and Suzhou Zhonghe Solid Waste Recovery Processing Co., Ltd., Jiangsu Xuefeng has specialized experience in equipment upgrading. In the developing environmental protection industry, such specialization should position Jiangsu Xuefeng at the cutting edge of the field. Jiangsu Xuefeng believes it is uniquely positioned to take advantage of industry growth opportunities.

Competitive Disadvantages

With the increasing development of Chinese science and technology and the government attention paid to independent innovation, the rising environmental protection industry has huge room for development. The rapid development of China’s environmental protection industry can be attributed to government initiative and encouragement, yearly increasing investment in environmental protection programs, and the realization of the potential demand of the environmental protection market.

The future development of Jiangsu Xuefeng will bear the following operating risks:

1.
The issue of environmental protection is increasingly emphasized by the Chinese government. In light of this rapid growth, the Chinese government may formulate strictly uniform standards governing technology and equipment. Jiangsu Xuefeng may have to commit more R&D funds and other expenses to conform to the regulations and rules implemented by the Chinese government.

2.	If the cost of Jiangsu Xuefeng’s garbage processing equipment upgrading is too high, it will limit the profit level of Jiangsu Xuefeng and further limit its sustainable development.

Our Growth Strategy

As industrial development continues its rapid increase in growth, the demand for the Company should also increase rapidly.  The Company hopes to seize the opportunity to use industrial growth of both large and medium-size enterprises, establishing cooperative relationships with high-quality customers by fully using its advantages in waste processing technology providing customers with improved environmental solutions and larger scale processing capability.

The Company will further perfect the equipment upgrading business. Jiangsu Xuefeng will make the best use of patented technology of comprehensive and harmless garbage processing equipment to carry on the improvement and upgrading service for Chinese clients and generate steady service revenue. In addition, patent license agreements will be offered to clients for a limited period of three to five years, within which period, the client shall pay patent royalties yearly to Jiangsu Xuefeng for their use of the equipment containing the patent technology thus providing the Company with an additional source of revenue.

The Company will establish an equipment manufacturing and sales center. While continuing to provide equipment upgrading services, Jiangsu Xuefeng intends to establish a garbage processing equipment manufacturing and sales center to meet the anticipated market needs for Chinese garbage processing equipment, gradually branching further into the Chinese garbage processing equipment market and improving the Company’s revenue.

The Company plans to also undertake technical cooperation with key domestic and foreign R&D institutions and industry partners. Keeping abreast of domestic and foreign technical developments, the Company plans to make use of international and domestic newly advanced technology in comprehensive garbage processing with high daily processing capacity. The Company plans to constantly expand marketing channels and increase its market shares.

MARKETS, SALES AND DISTRIBUTION

Jiangsu Xuefeng markets its products through improving the processing efficiency and range of garbage processing equipment for its customers by signing technology service contracts with new customers advertising through its successful current cooperation with existing clients.

INTELLECTUAL PROPERTY

The Company acquired the use right of the  “patent technology of comprehensive and harmless garbage processing equipment”  that passed the ISO9001:2008 International Quality Management System Certification through the Patent Licensing Service Agreement signed with one of our shareholders, Li Yuan. The Licensing Agreement commenced on September 1, 2012 with a monthly payment from the Jiangsu Xuefeng to Li Yuan of approximately $12,600 (RMB 80,000).  The Licensing Agreement expires in July 2017.

Comprehensive and Harmless Garbage Processing Equipment is a Utility Model Patent issued by the State Intellectual Property Office (SIPO) on July 7, 2010 and valid for ten years (Patent Number: ZL 2009 2 0232893.7). It is owned by the Chairman and shareholder Li Yuan, who licensed this patent to Jiangsu Xuefeng on August 5, 2012. This patented technology is for the treatment of complex municipal solid waste including sorting and classification, leaving no pollution and no residue.

PROPERTIES

The Company leases office space under a one-year operating lease from an unrelated third party, which expired on March 31, 2013 and was extended to March 31, 2016.  The lease requires the Company to prepay the rental for one year of $7,097 (RMB 44,664). The related prepayments of $6,015 and $5,870 are included in the prepaid expenses on the consolidated balance sheets as of May 31, 2013 and 2012, respectively.  The lease provides for renewal options.  Rent expense charged to operations for the years ended May 31, 2013 and 2012 was $7,097 and $7,017, respectively.  The minimum future rentals under the lease as of May 31, 2013 are as follows:

Period Ending
May 31,	Amount

2014	$1,182
2015	7,092
2016	5,910

$14,184

On March 23, 2012, Jiangsu Xuefeng entered into an agreement with an independent third party to acquire a 50-year land use right for construction of a factory facility for cash consideration of US$872,640, equivalent to RMB 5,400,000, of which US$808,000, equivalent to RMB 5,000,000 was paid before May 31, 2013.  As of May 31, 2013, the land used right had not been obtained and no certificate for the use of land had been issued to Jiangsu Xuefeng.
The agreement provides terms that under certain circumstances, such as delay in construction, Jiangsu Xuefeng may be subject to a penalty of up to 20% of the payment for the land use right, or forfeiture of the land use right.

REGULATION

Because our operating affiliate Jiangsu Xuefeng is located in the PRC, our business is regulated by the national and local laws of the PRC. We believe our conduct of business complies with existing PRC laws, rules and regulations.

Environmental Law

Jiangsu Xuefeng is subject to China’s national Environmental Protection Law, which was enacted on December 26, 1989, as well as a number of other national and local laws and regulations governing landfills, air, water, and noise pollution and establishing pollutant discharge standards for wastewater.

On July 1, 2004, the PRC central government adopted the Measures for the Administration of Permit for Operation of Dangerous Wastes (the “Measures”). The Measures are intended to strengthen supervision and administration of activities relating to the collection, storage and disposal of dangerous wastes, and preventing dangerous wastes from polluting the environment.

Both the PRC Ministry of Environment Protection and local bureaus of environmental protection, license and regulate companies engaged in waste disposal and treatment in China. The requirements for licensing have become more stringent, with applicants having to demonstrate a sufficient operating history and a number of professional technicians, as well as comply with national and local environmental standards. The licensing process is also very time consuming and requires lengthy lead times.

General Regulation of Businesses

We believe we are in material compliance with all applicable labor and safety laws and regulations in the PRC, including the PRC Labor Contract Law, the PRC Production Safety Law, the PRC Regulation for Insurance for Labor Injury, the PRC Unemployment Insurance Law, the PRC Provisional Insurance Measures for Maternity of Employees, PRC Interim Provisions on Registration of Social Insurance, PRC Interim Regulation on the Collection and Payment of Social Insurance Premiums and other related regulations, rules and provisions issued by the relevant governmental authorities from time to time, for our operations in the PRC.

According to the PRC Labor Contract Law, we are required to enter into labor contracts with our employees. We are required to pay no less than local minimum wages to our employees. We are also required to provide employees with labor safety and sanitation conditions meeting PRC government laws and regulations and carry out regular health examinations of our employees engaged in hazardous occupations.

Foreign Currency Exchange

The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended (2008). Under these Rules, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions, but not for capital account items, such as direct investment, loan or investment in securities outside China unless the prior approval of, and/or registration with, the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, or its local counterparts (as the case may be) is obtained.

Pursuant to the Foreign Currency Administration Rules, foreign invested enterprises, or FIEs, in China may purchase foreign currency without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange (subject to a cap approved by SAFE) to satisfy foreign exchange liabilities or to pay dividends. In addition, if a foreign company acquires a company in China, the acquired company will also become an FIE. However, the relevant PRC government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from, and/or registration with, SAFE.

Regulation of Income Taxes

On March 16, 2007, the National People’s Congress of China passed the Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. The EIT Law and its implementing rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

Under the EIT Law, companies designated as High- and New-Technology Enterprises may enjoy a reduced national EIT rate of 15%. The Administrative Measures for Assessment of High-New Tech Enterprises and Catalogue of High/New Tech Domains Strongly Supported by the State (2008), jointly issued by the Ministry of Science and Technology and the Ministry of Finance and State Administration of Taxation set forth general guidelines regarding criteria as well as application procedures for qualification as a High- and New-Tech Enterprise under the EIT Law.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors – Risks Related to Our Business – Under the EIT Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

Dividend Distribution

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the cumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Baichuang Consulting is considered a FIE and is directly held by our subsidiary in Hong Kong, Lotus. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to Lotus by Baichuang Consulting, but this treatment will depend on our status as a non-resident enterprise.

PRC M&A Rule, Circular 75 and Circular 638

On August 8, 2006, six Chinese government agencies, namely, the Ministry of Commerce, or MOFCOM, the State Administration for Industry and Commerce, or SAIC, the China Securities Regulatory Commission, or CSRC, the State Administration of Foreign Exchange, or SAFE, the State Assets Supervision and Administration Commission, or SASAC, and the State Administration for Taxation, or SAT, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, referred to as the “New M&A Rules”, which became effective on September 8, 2006. The New M&A Rules purport, among other things, to require offshore “special purpose vehicles,” that are (1) formed for the purpose of overseas listing of the equity interests of Chinese companies via acquisition and (2) are controlled directly or indirectly by Chinese companies and/or Chinese individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges. Based on our understanding of current Chinese Laws and pursuant to a legal opinion issued by Jilin Changchun Law Firm dated October 17, 2012, (i) Baichuang Consulting was incorporated by a foreign investor and therefore has no Chinese shareholders; (ii) the share exchange between Inclusion and the Company,  is between two offshore companies and is not deemed as a transaction to acquire equity or assets of a “Chinese domestic company” as defined under the New M&A Rules and (ii) no provision in the New M&A Rules clearly classifies the contractual arrangements between Baichuang Consulting and Jiangsu Xuefeng as a type of transaction falling within the New M&A Rules.

The SAFE issued a public notice in October 2005, or the Circular 75, requiring Chinese residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of Chinese companies, referred to in the Circular 75 as special purpose vehicles, or SPVs. Chinese residents who are shareholders of SPVs established before November 1, 2005 were required to register with the local SAFE branch before June 30, 2006. Further, Chinese residents are required to file amendments to their registrations with the local SAFE branch if their SPVs undergo a material event involving changes in capital, such as changes in share capital, mergers and acquisitions, share transfers or exchanges, spin-off transactions or long-term equity or debt investments.

Pursuant to the Circular 698, where a foreign investor transfers the equity interests of a Chinese resident enterprise indirectly via disposing of the equity interests of an overseas holding company, which we refer to as an Indirect Transfer, and such overseas holding company is located in a tax jurisdiction that: (i) has an effective tax rate less than 12.5% or (ii) does not tax foreign income of its residents, the foreign investor shall report such Indirect Transfer to the competent tax authority of the Chinese resident enterprise. The Chinese tax authority will examine the true nature of the Indirect Transfer, and if the tax authority considers that the foreign investor has adopted an abusive arrangement in order to avoid Chinese tax, they will disregard the existence of the overseas holding company and re-characterize the Indirect Transfer and as a result, gains derived from such Indirect Transfer may be subject to Chinese withholding tax at the rate of up to 10%. Circular 698 also provides that, where a non-Chinese resident enterprise transfers its equity interests in a Chinese resident enterprise to its related parties at a price lower than the fair market value, the competent tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

INSURANCE

Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we could face liability from the interruption of our business as summarized under “Risk Factors – Risks Related to Our Business – We do not carry business interruption insurance so we could incur unrecoverable losses if our business is interrupted.”

OUR EMPLOYEES

As of September 9, 2013, we had a total of 32 employees. The Company employs a highly qualified team of technically trained personnel. Among the Company’s employees, 11employees have environmental assessment engineer degrees and 10 employees have ecological and environmental protection planning qualifications.  This team provides support for clients when the Company upgrades waste management systems with our new patented technology.

ITEM 1A.       RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled "Special Notes Regarding Forward-Looking Statements" immediately following these risk factors for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Related to our Business

We are an emerging growth company and as such must comply with certain reporting standards.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management's assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will be subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Protection Act. These rules and regulations will require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition and establish and maintain effective disclosure and financial controls and corporate governance practices. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, particularly after we are no longer an "emerging growth company" as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives.

If we take advantage of specified reduced disclosure requirements applicable to an "emerging growth company" under the JOBS Act, the information that we provide to stockholders may be different than they might receive from other public companies.

As a company with less than $1 billion in revenue during our last fiscal year, we qualify as an "emerging growth company" under the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•
Only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure.

•	Reduced disclosure about our executive compensation arrangements.

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

•	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1 billion in annual revenues, we have more than $700 million in market value of our stock held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens. We have not taken advantage of any of these reduced reporting burdens in this report, although we may choose to do so in future filings. If we do, the information that we provide stockholders may be different than you might get from other public companies in which you hold stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

The JOBS Act permits "emerging growth companies" like us to rely on some of the reduced disclosure requirements that are already available to companies having a public float of less than $75 million, for as long as we qualify as an emerging growth company or smaller reporting company. As long as we are qualified as “emerging growth company” or “smaller reporting company”, we are permitted to omit the auditor's attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act. Companies with a public float of $75 million or more must otherwise procure such an attestation beginning with their second annual report after their initial public offering. For as long as we qualify as an emerging growth company, we are also excluded from the requirement to submit "say-on-pay", "say-on-pay frequency" and "say-on-parachute" votes to our stockholders and may avail ourselves of reduced executive compensation disclosure compared to larger companies.

In addition, Section 107 of the JOBS Act also provides that, as an emerging growth company, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates" for further discussion of the extended transition period for complying with new or revised accounting standards.

Until we cease to be an emerging growth company, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our failure to effectively compete in the waste processing market may have a material adverse effect on our growth prospects and our ability to generate revenue.

We currently compete primarily on the basis of our ability to secure contracts with waste processing companies, and local government entities in Jiangsu Province, China and surrounding areas for  the updating of waste processing equipment.  The Company is embarking on a new area of growth in licensing the use of our patented technology used in these updates and in beginning to establish our own waste processing centers.  There can be no absolute assurance that we will be able to complete such expansion without losses or that our competitors will not develop at a faster rate and offer more favorable arrangements to our current and future customers. We expect that we will be required to continue to invest in research and development and building waste treatment and disposal infrastructure.

Our competitors include both domestic companies and international companies operating in the waste processing industry in China. Some of these competitors have significantly greater financial and marketing resources and name recognition than that of our company at this point. As the Chinese government continues to support and encourage the development of the environmentally sound waste processing industry, more domestic and international competitors may enter the market. We believe that the Chinese market for our services is subject to intense regional competition, with a relatively limited number of large competitors. While the Company effectively competes in our current focus of updating waste processing equipment for centers in our primary regional market of Jiangsu Province and surrounding areas, our reach outside this primary market and beyond our current focus has yet to be tested and we will necessarily face new competitors in the other geographic markets into which we plan to expand. If the Chinese government continues to emphasize the spending on environmental protection and continues to allocate funds to our industry, the number of our competitors throughout China, both domestic and foreign companies, will likely increase, so we cannot assure you that we will be able to compete successfully against any new or existing competitors, or against any new technologies our competitors may develop or implement.  All of these competitive factors could have a material adverse effect on our revenues, profitability and growth prospects.

The waste processing industry is highly regulated and our business depends on governmental permits and certifications to operate our business, the loss of any of which would have a material adverse impact on our business.

Only those companies that have been granted operating licenses issued by the PRC central and local governments are permitted to engage in the industrial waste treatment and disposal business in China. Our company is currently fully licensed to carry out our core business of updating and improving waste processing equipment, however, expansion into our own waste processing center in the future will require new licenses for which we will apply. The central and local governments of the PRC impose strict requirements on companies regarding the technology which must be employed and the qualifications and training of management employees which must be maintained. While we possess the necessary permits and certifications to operate our business, our regulatory approvals authorizing our operations and activities are subject to periodic review, reassessment and renewal by Chinese authorities.  Standards of compliance necessary to pass such reviews change from time to time and differ from jurisdiction to jurisdiction, leading to a degree of uncertainty. If our licenses and permits are revoked, substantially modified or not renewed or if additional permits, business licenses or approvals that may become necessary in connection with our business are not granted or are delayed, we may suffer adverse consequences. As a result, the termination or suspension of our licenses to operate would have a material adverse impact on our revenue and business.

If we fail to introduce new products or services or our existing products and services do not meet the requirements of our customers, we may not gain or may lose market share.

Our continued growth is dependent upon our ability to generate increased revenue from our existing customers, obtain new customers and raise capital from outside sources. While our current technology is at the forefront of industry developments, in order to maintain that advantage we will need to continue to pursue innovative solutions to meet our customers’ needs. We believe that in order to continue to capture additional market share and generate additional revenue, we will have to raise more capital to fund the construction and installation of new facilities and to obtain additional equipment to collect, process and dispose of industrial waste and recycle waste for our existing and future customers. We anticipate that such funding will be provided through a variety of sources including bank loans, equity financing and net cash flow generated from operations.

In the future we may be unable to obtain the necessary financing for our capital requirements on a timely basis or on acceptable terms, which may prevent or delay the planned expansion of our service offerings. Our failure to provide new products or services may prevent us from retaining customers or gaining new customers, which may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including, our financial condition and results of operations; the condition of the PRC economy and the industrial waste treatment industry in the PRC, and conditions in relevant financial markets in the United States, PRC and elsewhere in the world.

The rapid expansion of our business could strain our resources and adversely affect our ability to effectively control and manage our growth.

If our business and markets grow and develop as planned, it will be necessary for us to finance and manage expansion in an efficient mannor. We may face challenges in managing our waste processing equipment updating business over an expanded geographical area as well as managing expanded service offerings, including, among other things, waste processing services and patent licensing. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

Waste processing operations can be hazardous and may subject us to civil liabilities as a result of hazards posed by such operations.

Waste processing operations are subject to potential hazards incident to the gathering, processing and storage of industrial hazardous waste such as explosions, product spills, leaks, emissions and fires. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage, and may result in the curtailment or suspension of operations at the affected facility. Consequently, we may face civil liabilities in the ordinary course of our business as we update the equipment which performs this process at clients’ waste processing plants and as we branch into our own waste processing business. As the environmental protection industry in China is in its developing stage, there is no comprehensive insurance available to cover environmental liabilities. Although we have not faced any civil liabilities in the ordinary course of our waste processing equipment updating operations, there is no assurance that we will not face such liabilities in the future. If such liabilities occur in the future, they may have a material adverse effect on our results of operations, financial condition and business prospects.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations and have a material adverse effect on our financial condition, operating results and growth prospects.

Our success to date has been largely due to the contributions of our current management team, especially Chairman Li Yuan. The continued success of our business is very much dependent on the experience of the members of our management team and the goodwill that they have developed in the industry to date. As a result, our continued success is dependent, to a large extent, on our ability to retain the services of our management team and key personnel. The loss of the services of any of our management team or key personnel due to resignation, retirement, illness or otherwise without suitable replacement or the inability to attract and retain qualified personnel would have a material adverse effect on our operations and may reduce our profitability and the return on your investment. We do not currently maintain key man insurance covering our key personnel.

If we fail to adequately protect or enforce our intellectual property rights, we may be exposed to intellectual property infringement and the value of our intellectual property rights could diminish.

If we need to initiate litigation or administrative proceedings to enforce or protect our intellectual property rights, such actions may be costly and may divert management attention as well as expend other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation could impair our intellectual property rights and may harm our business, prospects and reputation. In addition, historically, implementation of PRC intellectual property-related laws has been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property. Given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee that we would be able to halt any unauthorized use of our intellectual property through litigation which may cause us to lose our competitive advantage and adversely affect our business and profitability.

We may face claims for infringement of third-party intellectual property rights.

We may face claims from third parties in respect of the infringement of any intellectual property rights owned by such third parties. There is no assurance that third parties will not assert claims to our processes, technologies and systems. In such an event, we may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties. There can be no assurance that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we would incur substantial costs and spend substantial amounts of time in defending ourselves in or contesting suits brought against us for alleged infringement of another party’s patent rights. As such, our operations and business may be adversely affected by such civil actions. We rely on trade secrets, technology and know-how. There can be no assurance that other parties may not obtain knowledge of our trade secrets and processes, technology and systems. Should these events occur, our business would be affected and our profitability reduced.

A significant portion of our revenue is dependent on the performance of the customers of our waste processing equipment updating business.  If we were to become over dependent on only a few customers rather than growing our customer bases, such dependency could have a material adverse effect on our business, operating results and financial condition.

Our equipment upgrading business relies on the continued development of the waste treatment industry in China and the ability of our customer base to continue to meet those growing needs and realize a need for the increased processing capabilities of our technology.  As a result, our waste processing equipment upgrading business is influenced by the volume of waste processed by our customers. Should any of our current customers cease to require the use of our technology, and if we are unable to grow our customer base on a timely basis, our operations, revenue and profitability could be materially and adversely affected.

BOT (Build-Operate-Transfer) projects that we may be awarded could be adversely affected by cost overruns, project delays and/or incorrect estimation of project costs.

The company plans to establish its own waste processing centers as an extension of its current business.  However, any future BOT projects we may be awarded will require us to incur high up-front expenditures.  Therefore, it is important that we manage such projects efficiently in terms of time, procurement of materials and allocation of resources. If our initial cost estimates are incorrect or delays occur in a project resulting in cost overruns, the profitability of that project could be adversely affected. Cost overruns due to additional rectification work and delays in completion of projects or delivery of waste to our new processing center would adversely affect our profitability. We may also face potential liability from legal suits brought against us by our government customers for causing loss due to any delay in completing a project. In addition, we may also face potential liability from legal suits brought against us by our customers who have suffered loss due to such mismanagement or mistakes. This would also adversely affect our profitability and financial position.

Substantially all of our business operations are concentrated in Jiangsu and surrounding areas, and expose us to regional economic or market declines.

Substantially all of our revenues are generated from Jiangsu, China. Our current customer base is comprised of companies located in Jiangsu and surrounding areas. As a result, any adverse economic developments in Jiangsu could affect regional waste generation rates and demand for waste processing services which we intend to provide in the future or waste processing equipment upgrades which we currently provide to waste processing centers in Jiangsu. In addition, adverse market developments caused by increased waste disposal capacity from our competitors in this region could adversely affect waste disposal pricing. While one of our main growth strategies is to expand into other geographic markets in China, the occurrence of any adverse economic developments in Jiangsu and surrounding areas could have a material adverse effect on our business, financial condition and growth prospects.

We are subject to risks relating to expanding into other geographic markets in China outside of our principal market of Jiangsu.

To take advantage of industrialization outside of Jiangsu and to expand our service offerings to other geographic markets, we plan to establish centers for waste processing both within Jiangsu and expanding into other areas of the country. We intend to build and operate waste treatment facilities gradually as the company develops as a commercial zone.

Expansion into new geographic markets will require us to comply with rules and regulations of the applicable local government, and to address certain business issues particular to each market depending on the development and demand of customers within that market. As a result, there may be a significant period of time before any facility that we construct develops a consistent revenue stream. Accordingly, any delays or interruptions in implementing our expansion strategy or our business operations outside of Jiangsu may have a material adverse effect on our growth prospects, profitability and financial condition.

Relaxed enforcement of PRC environmental laws and governmental approvals and non-compliance by new and existing customers could have an adverse effect on our business, financial condition and growth prospects.

Companies operating in the waste treatment and disposal industry are subject to China’s national Environmental Protection Law as well as a number of other national and local laws and regulations governing air, water, noise pollution and establishing pollutant discharge standards. In addition, such companies are subject to stringent licensing and certification requirements imposed by the PRC Ministry of Environmental Protection and the provincial environmental bureaus, which has created high barriers to entry for potential market participants.  However, the urbanization and industrialization from China’s rapid economic growth has created an increased need for waste treatment services from solid waste disposal to sewage and sludge treatment. In order to help meet the demand for such services, the central government may not strictly enforce the compliance with environmental laws and relax certain conditions to gaining governmental licensing and approvals.  If such an event were to occur, there would be more competitors to our business operations and customers may turn to less expensive competitors for their waste disposal needs, which in turn, would have an adverse effect on our business, financial condition and grow prospects.

Fluctuations in exchange rates could adversely affect our business and the value of our securities

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Under the EIT Law, we may be classified as a ‘resident enterprise’ of China

Under the New Income Tax Law, enterprises established outside the PRC whose "de facto management bodies" are located in the PRC are considered "resident enterprises" and their global income will generally be subject to the uniform 25.0% enterprise income tax rate. On December 6, 2007, the PRC State Council promulgated the Implementation Regulations on the New Income Tax Law (the "Implementation Regulations"), which define "de facto management bodies" as bodies that have material and overall management control over the business, personnel, accounts and properties of an enterprise. In addition, a recent circular issued by the State Administration of Taxation on April 22, 2009 provides that a foreign enterprise controlled by a PRC company or a PRC company group will be classified as a "resident enterprise" with its "de facto management bodies" located within the PRC if the following requirements are satisfied:

(i)	the senior management and core management departments in charge of its daily operations function mainly in the PRC;

(ii)	its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC;

(iii)	its major assets, accounting books, company seals, and minutes and files of its board and shareholders' meetings are located or kept in the PRC; and

(iv)	more than half of the enterprise's directors or senior management with voting rights reside in the PRC.

Because the EIT Law, its implementing rules and the recent circular are relatively new, no official interpretation or application of this new "resident enterprise" classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that we are a "resident enterprise" for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as "tax-exempt income," we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new "resident enterprise" classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.

If we were treated as a "resident enterprise" by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We do not carry business interruption insurance so we could incur unrecoverable losses if our business is interrupted

We are subject to risk inherent to our business, including equipment failure, theft, natural disasters, industrial accidents, labor disturbances, business interruptions, property damage, product liability, personal injury and death. We do not carry any business interruption insurance or third-party liability insurance or other insurance to cover risks associated with our business. As a result, if we suffer losses, damages or liabilities, including those caused by natural disasters or other events beyond our control and we are unable to make a claim against a third party, we will be required to bear all such losses from our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Doing Business in the PRC

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the central government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social environment.

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business.

The PRC legal system is a codified legal system made up of written laws, regulations, circulars, administrative directives and internal guidelines. Unlike common law jurisdictions like the U.S., decided cases (which may be taken as reference) do not form part of the legal structure of the PRC and thus have no binding effect on subsequent cases with similar issues and fact patterns. Furthermore, in line with its transformation from a centrally-planned economy to a more free market-oriented economy, the PRC government is still in the process of developing a comprehensive set of laws and regulations. As the legal system in the PRC is still evolving, laws and regulations or the interpretation of the same may be subject to further changes. For example, the PRC government may impose restrictions on the amount of service fees that may be payable by municipal governments to wastewater and sludge treatment service providers. Also, the PRC central and municipal governments may impose more stringent environmental regulations which would affect our ability to comply with, or our costs to comply with, such regulations. Such changes, if implemented, may adversely affect our business operations and may reduce our profitability.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our operations, financial condition, and business prospects.

A slowdown or other adverse developments in the PRC economy or other major economies all over the world may have a material adverse effect on our customers’ demand for our services and our business.

All of our revenues are currently generated in the PRC where all of our business operations are conducted. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. Moreover, China enjoys an export-oriented economy and it relies on external demand. The industrial waste treatment industry in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products and services. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC or other major economies all over the world may materially reduce the demand for our products and services, which could have a material adverse effect on our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth, which may have an adverse effect on our business operations and financial condition.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi, or RMB, into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay expenses and dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of RMB may materially and adversely affect your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could cause the RMB equivalent of U.S. dollars to be reduced and therefore could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a change to our operations and a reduction in the value of these assets.

Because our principal assets are located outside of the United States and all of our directors and all our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers and directors or to enforce a judgment of a United States court against us or our officers and directors in the PRC.

All of our directors and officers reside outside of the United States. In addition, substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources.

Since the adoption of the “open door policy” in 1978 and the “socialist market economy” in 1993, the PRC government has been reforming and is expected to continue to reform its economic and political systems. Any changes in the political or economic policy of the PRC government may lead to changes in the laws and regulations or the interpretation of the same, as well as changes in the foreign exchange regulations, taxation and import and export restrictions, which may in turn adversely affect our financial performance. While the current policy of the PRC government seems to be one of imposing economic reform policies to encourage foreign investments and greater economic decentralization, there is no assurance that such a policy will continue to prevail in the future.

While the PRC economy has experienced significant growth in the past 30 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, including the manufacturing output of our customers, which, in turn, could adversely affect our results of operations, financial condition and business prospects.

Failure to comply with the U.S. Foreign Corrupt Practices Act and Chinese anti-corruption laws could subject us to penalties and other adverse consequences.

We are required to comply the China’s anti-corruption laws and the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or the price of our ordinary shares could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

We do not have liability business interruption, litigation or natural disaster insurance.

The insurance industry in China is still at an early stage of development. In particular PRC insurance companies offer limited business products. As a result, we do not have any business liability, disruption insurance or any other forms of insurance coverage for our operations in China. Any potential liability, business interruption, litigation or natural disaster may result in our business incurring substantial costs and the diversion of resources.

Restrictions under PRC law on our PRC subsidiary’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or complete acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses

Substantially all of our revenues are earned by our PRC subsidiary. However, PRC regulations restrict the ability of our PRC subsidiary to make dividend and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the Foreign Exchange Registration for Oversea Investment and Return Investment by PRC resident

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations.  Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary and affiliate. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiary’s and affiliate’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s and affiliate’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

RISKS RELATING TO THE VIE AGREEMENTS

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

Baichuang Consulting provides support and consulting services to Jiangsu Xuefeng pursuant to the VIE Contractual Agreements.  Almost all economic benefits and risks arising from Jiangsu Xuefeng’s operations are transferred to Baichuang Consulting under these agreements.  Details of the VIE Agreements are set out in “DESCRIPTION OF BUSINESS – Contractual Arrangements with our Controlled Affiliate and its Shareholders” above.

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable.  Our PRC counsel has provided a legal opinion that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

●	imposing economic penalties;

●	discontinuing or restricting the operations of Baichuang Consulting or Jiangsu Xuefeng;

●	imposing conditions or requirements in respect of the VIE Agreements with which Baichuang Consulting or Jiangsu Xuefeng may not be able to comply;

●	requiring our company to restructure the relevant ownership structure or operations;

●	taking other regulatory or enforcement actions that could adversely affect our company’s business; and

●	revoking the business licenses and/or the licenses or certificates of Jiangsu Xuefeng, and/or voiding the VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of Jiangsu Xuefeng, which would have a material adverse impact on our business, financial condition and results of operations.

Our ability to control Jiangsu Xuefeng under the VIE Agreements may not be as effective as direct ownership.

We conduct our business in the PRC and currently generate virtually all of our revenues through the VIE Agreements. Our plans for future growth are based substantially on growing the operations of Jiangsu Xuefeng.  However, the VIE Agreements may not be as effective in providing us with control over Jiangsu Xuefeng as direct ownership.  The VIE Agreements do not provide us with day-to-day control over the operations of Jiangsu Xuefeng.  Under the current VIE arrangements, as a legal matter, if Jiangsu Xuefeng fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control Jiangsu Xuefeng, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

As the VIE Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

The VIE Agreements are governed by PRC law and provide for the resolution of disputes through the jurisdiction of the courts in the PRC.  If Jiangsu Xuefeng or its shareholders fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing Jiangsu Xuefeng or its shareholders to meet their obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in PRC legal system could limit our liability to enforce the VIE Agreements and protect our interests.

The payment arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

We generate our revenues through the payments we receive pursuant to the VIE Agreements. Currently, all of our operations reside in the VIE which is required to pay our wholly owned subsidiary, Baichuang Consulting 95% of their earnings, as defined, plus a monthly consulting fee of RMB 100,000(U.S.$15,873).  We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. For example, PRC tax authorities may adjust our income and expenses for PRC tax purposes which could result in our being subject to higher taxes liability, or cause other adverse financial consequences.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.  PROPERTIES

The Company leases office space under a one-year operating lease from an unrelated third party, which expired on March 31, 2013 and was extended to March 31, 2016.  The lease requires the Company to prepay the rental for one year of $7,097 (RMB 44,664). The related prepayments of $6,015 and $5,870 are included in the prepaid expenses on the consolidated balance sheets as of May 31, 2013 and 2012, respectively.  The lease provides for renewal options.  Rent expense charged to operations for the years ended May 31, 2013 and 2012 was $7,097 and $7,017, respectively.  The minimum future rentals under the lease as of May 31, 2013 are as follows:

Period Ending
May 31,	Amount

2014	$1,182
2015	7,092
2016	5,910

$14,184

On March 23, 2012, Jiangsu Xuefeng entered into an agreement with an independent third party to acquire a 50-year land use right for construction of a factory facility for cash consideration of US$872,640, equivalent to RMB 5,400,000, of which US$808,000, equivalent to RMB 5,000,000 was paid before May 31, 2013.  As of May 31, 2013, the land used right had not been obtained and no certificate for the use of land had been issued to Jiangsu Xuefeng.

The agreement provides terms that under certain circumstances, such as delay in construction, Jiangsu Xuefeng may be subject to a penalty of up to 20% of the payment for the land use right, or forfeiture of the land use right.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable
PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the OTC Bulletin Board since May 9, 2012. Our initial symbol was “NYCM” and beginning in January 2013, our symbol was changed to “CXEE”. The following table sets forth the range of the quarterly high and low bid price information from the first quote on February 27, 2013 to May 31, 2013 as reported by the OTC Bulletin Board.

	High Bid* ($)	Low Bid* ($)
2013
From February 27, 2013 to February 28, 2013	2.60	2.60
Fourth Quarter	3.50	2.66

* The quotations of the closing prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of September 9, 2013, there were approximately 882 stockholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Dividends

Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Please refer to the section "Risk Factors — Risks Related to Doing Business In China.

Furthermore, our present PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects. "Risk Factors — Risks Related to Doing Business In China.

Recent Sales of Unregistered Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results.  The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

Overview

We are in the business of providing services to optimize garbage-recycling processes. We utilize our patented technology of “comprehensive and harmless garbage-processing equipment”, to upgrade software systems and reconstruct hardware for our clients, and therefore expand the sorting scope and capacity of our clients’ garbage recycling equipment. We conduct our operations through our controlled consolidated affiliate Jiangsu Xuefeng.

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

Emerging Growth Company Status

We are an “emerging growth company”, or “EGC” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, from which we are currently exempt as a smaller reporting company, and stockholder approval of any golden parachute payments not previously approved in connection with a transaction resulting in a change of control. We expect to take advantage of these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and the stock price may be more volatile.

While we have not yet done so, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Please see Part II, Item 1A Risk Factors.

Results of Operations

Year Ended May 31, 2013 compared to Year ended May 31, 2012

The following table sets forth in U.S. dollars key components of our audited results of operations during the years ended May 31, 2013 and 2012, and the percentage change between 2013 and 2012

	2013	2012	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$5,426,435	$314,248	1,627%
Cost of revenue	(524,734)	(21,495)	2,341%
Gross profit	4,901,701	292,753	1,574%
Selling expenses	66,166	10,904	507%
General and administrative expenses	350,174	195,848	79%
Total operating expenses	416,340	206,752	101%
Operating income	4,485,361	86,001	5,115%
Interest income	11,630	6,018	93%
Income before provision for income taxes	4,496,991	92,019	4,787%
Provision for income taxes	1,124,273	25,162	4,368%
Net income	3,372,718	66,857	4,945%
Noncontrolling interests	(164,236)	(3,343)	4,813%
Net income attributable to common stockholders	3,208,482	63,514	4,952%

Revenue. We provide improvement and upgrading service for the garbage processing equipment to our customers. This is a one-time service. We also lease the patent to our customers. The patent licensing is limited to five years with payments due annually in advance.

For the year ended May 31, 2013, sales related to improvement and upgrading services provided to garbage recycling processing systems of ten unrelated third parties in accordance with contracts for a total of $4,449,200. The services were completed and accepted by the customers and the payment was received in full as of May 31, 2013. For the year ended May 31, 2013, the patent licensing revenue was generated from eight unrelated third parties in accordance with the contracts for a total of $977,235.  For the year ended May 31, 2012, sales related to improvement and upgrading services provided to garbage recycling processing systems of only one unrelated third party in accordance with contracts for a total of $314,248. This service was completed and accepted by the customers and the payment was received in full as of May 31, 2012. This was our first sales of improvement and upgrading service. Our sales increased by $5,112,187 or 1,627%. The primary reason for the substantial increase in sales was due to the increase in demand motivated by increased profit of garbage processing companies as a result of engaging our improvement and upgrading services and following the governmental requirements for garbage processing companies to improve their garbage processing capacity to address the increasing garbage processing need.

Cost of Revenues. Our cost of revenues increased to $524,734 for the year ended May 31, 2013 from $21,495 for the year ended May 31, 2012. The increase in cost of revenues is in line with the increase in revenues. Our costs of revenues primarily consist of leasing fees paid to the related party for the patent, employees’ salaries, insurance, training expenses and other daily operating expenses. In addition, business taxes were classified as cost of sales as well before December 1, 2012. Under China tax law, our business tax should be changed to value added tax after December 1, 2012 but we are exempt from the VAT under the authorization from local tax bureau.

Gross Profit. Our business stream has resulted in a high gross margin because we have no cost of products to be sold. Our cost of revenue is almost entirely direct labor, patent leasing fees, daily operating expenses and business tax. As a result, our gross profit increased to $4,901,701 for the year ended May 31, 2013 from $292,753 for the year ended May 31, 2012 which represented a gross profit ratio of 90% and 93%, respectively.

Selling and Marketing Expenses. Our selling and marketing expenses increased to $66,166 for the year ended May 31, 2013 from $10,904 for the year ended May 31, 2012 which represented an increase by 507%. Our selling and marketing expenses were primarily comprised of sales employees’ salary and insurance and advertising expenses. The increase in selling and marketing expenses was mainly due to the increase in number of sales employees.

General and Administrative Expenses. Our general and administrative (“G&A”) expenses increased to $350,174 for the year ended May 31, 2013 from $195,848 for the year ended May 31, 2012, representing a 79% increase. Our G&A expenses were primarily comprised of G&A employees’ salaries, insurance, rent and professional fees incurred for G&A functions. We have incurred increased expenses for attorneys, auditors and financial advisors as we became a public company.

Provision for Income Taxes. Our provision for income taxes increased to $1,124,273 for the year ended May 31, 2013 from $25,162 for the year ended May 31, 2012. Our effective tax rate was the same as the statutory rate of 25% for the years ended May 31, 2013 and 2012. Our tax filings for the year ended December 31, 2012 were examined by the tax authorities in April 2013. The tax filings were accepted and no adjustments were proposed by the tax authorities. The increase in the provision for income taxes was primarily due to the increase in our income.

Net Income. For the years ended May 31, 2013 and 2012, we generated net income of $3,372,718 and $66,857, respectively.  This represented an increase in net income of $3,305,861 or 4,945%. The entrusted management agreements assign to Baichuang Consulting only 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a “non-controlling interest” of $164,236 and $3,343 for the years ended May 31, 2013 and 2012, respectively, before recognizing net income attributable to the common stockholders of the Company on our Consolidated Statements of Operations and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the Company for the years ended May 31, 2013 and 2012 was $3,208,482 and $63,514, representing $0.07 and $0.00 per share, respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended May 31, 2013 and 2012, a foreign currency gain of $209,744 and $107,918, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of May 31, 2013, we had cash and cash equivalents of $16,341,986, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from Jiangsu Xuefeng’s capital contributions received of $4,541,532 since January 2011, a private placement and collection of our receivables. Despite our large cash balances, the interest income generated for the period was nominal for principally two reasons: the bank’s current deposit interest rate is very low, and the annual interest rates float up or down at 0.35%; The interest income reported on the statement is the net interest from which was deducted bank services charges, and legal person overdraft fees. The legal person overdraft fee was calculated as 2% of overdraft limit. For the years ended May 31, 2013, the total legal person overdraft fee was $8,581. We terminated this service in April 2013.

To date, we have financed our operations primarily through cash flows from operations, a private placement and equity contributions by our stockholders.

Operating activities

Net cash provided by operating activities was $4,859,227 for the year ended May 31, 2013 as compared $177,746 for the year ended May 31, 2012. The changes were mainly due to the increase in our net income, cash received in advance from customers and an increase in income tax payable.

Investing activities

Net cash used for investing activities represented the purchase of equipment. For the year ended May 31, 2013, the purchase of equipment was $4,669. For the year ended May 31, 2012, we paid $785,620 for acquiring a land use right and $30,657 for purchasing equipment. In addition, we received a loan payment of $19,169 from our related party. The net cash used for the year ended May 31, 2012 was $797,108.

Financing activities

For the year ended May 31, 2013, the net cash provided by financing activities consists of the repayment of the stockholder loan of $48,115, proceeds from the stockholder loan of $230,031 and a private placement of $7,000,000 for which we sold 14,000,000 common shares at $0.50 each on March 19, 2013. The proceeds from the stockholder loan were paid for overseas professional services and the registration of Baichuang Consulting due to Chinese banks’ restriction of cash transfers.

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

(3) Raised capital - joint venture: If the Company obtained capital that was less than the purchase price for Jiangsu Xuefeng deemed acceptable by MOFCOM, Lotus International could still inject the funds into Jiangsu Xuefeng by complying with the provisions of the PRC Sino-Foreign Equity Joint Venture Law. To accomplish this capital transfer, we would be required to apply to the Chinese government for approval to convert Jiangsu Xuefeng into an equity joint venture, in which Lotus International (HK company) would be its equity joint venture. If approved, Lotus International would then own a portion of the equity in Jiangsu Xuefeng, and the VIE agreements between Jiangsu Xuefeng and Baichuang Consulting (WFOE) would be modified accordingly to reduce the portion of net income payable by Jiangsu Xuefeng to Baichuang Consulting.

We have no current plans for the Company to fund Jiangsu Xuefeng, and expect the VIE structure to remain in place for the foreseeable future.

Pursuant to the Exclusive Technical Service and Business Consulting Agreement between Baichuang Consulting (WFOE) and Jiangsu Xuefeng, Baichuang Consulting is to provide technical support and consulting services to Jiangsu Xuefeng in exchange for (i) 95% of the total annual net income of Jiangsu Xuefeng and (ii) RMB100,000 per month (US$15,890). As a result, there are also two ways to transfer the funds from inside the PRC to outside the PRC:

(1) According to the provisions of the Service Fee in Article 3 of the Exclusive Technology Service and Business Consulting Agreement, 95% of the net income of Jiangsu Xuefeng will be paid to Baichuang Consulting as a service fee, and in turn Baichuang Consulting will in compliance with the provisions of PRC Foreign-Owned Enterprise Law, transfer this income to Lotus International (HK company) for the purpose of profit distribution.

(2) According to the provisions of the Service Fee in Article 3 of the Exclusive Technology Service and Business Consulting Agreement, a management fee of $15,800 will be paid to Baichuang Consulting each month, and in turn Baichuang Consulting will be in compliance with the provisions of the PRC Foreign-Owned Enterprise Law and transfer this income to Lotus International (HK company) for the purpose of profit distribution.

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

On March 5, 2013, the FASB issued ASU 2013-05 to provide guidance for whether to release cumulative translation adjustments (“CTA”) upon certain derecognition events. The update was issued to resolve the diversity in practice about whether Subtopic ASC 810-10, “Consolidation-Overall,” or ASC 830-30, “Foreign Currency Matters-Translation of Financial Statements,” applies to such transactions. ASU 2013-05 is effective prospectively for all entities with derecognition events after the effective date. For public entities, the guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. ASC 830-30 applies when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Consequently, the CTA is released into net income only if the transaction results in complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. Otherwise, no portion of the CTA is released. The adoption of this pronouncement is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

Consolidated Financial Statements for the
Years Ended May 31, 2013 and 2012
And
Report of Independent Registered Public Accounting Firm

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Xuefeng Environmental Engineering, Inc.

We have audited the accompanying consolidated balance sheets of China Xuefeng Environmental Engineering, Inc. and subsidiaries (the “Company”) as of May 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended May 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Xuefeng Environmental Engineering, Inc. and subsidiaries as of May 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years ended May 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP

New York, New York
September 9 , 2013

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(IN U.S. $)

	May 31,	May 31,
ASSETS	2013	2012

Current assets:
Cash	$16,341,986	$4,139,165
Prepaid expenses	97,496	6,855

Total current assets	16,439,482	4,146,020

Fixed assets, net	21,851	27,365

Other assets:
Prepayment for acquisition of land use right	808,000	788,532
Deferred income taxes	333,300	2,632

Total other assets	1,141,300	791,164

TOTAL ASSETS	$17,602,633	$4,964,549

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN U.S. $)

	May 31,	May 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2013	2012

Current liabilities:
Deferred revenues	$1,333,200	$-
Taxes payable	606,777	-
Loan from stockholder	182,526	-
Accrued liabilities	32,817	81,321
Total current liabilities	2,155,320	81,321

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $0.001 par value per share, 75,000,000 shares authorized; 55,200,000 and 41,200,000 shares issued and outstanding as of May 31, 2013 and 2012, respectively	55,200	41,200
Additional paid-in capital	11,389,049	4,421,426
Statutory reserve fund	309,655	-
Retained earnings (deficit)	2,880,650	(18,177)
Other comprehensive income	396,533	195,585

Stockholders’ equity before noncontrolling interests	15,031,087	4,640,034
Noncontrolling interests	416,226	243,194

Total stockholders’ equity	15,447,313	4,883,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,602,633	$4,964,549

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MAY 31, 2013 AND 2012 (IN U.S. $)

	For the Year Ended May 31,
	2013	2012

Revenue	$5,426,435	$314,248
Cost of revenue	(524,734)	(21,495)

Gross profit	4,901,701	292,753

Operating expenses
Selling and marketing	66,166	10,904
General and administrative	350,174	195,848

Total operating expenses	416,340	206,752

Income from operations	4,485,361	86,001
Interest income	11,630	6,018

Income before provision for income taxes	4,496,991	92,019
Provision for income taxes	1,124,273	25,162

Net income	3,372,718	66,857
Noncontrolling interests	(164,236)	(3,343)

Net income attributable to common stockholders	$3,208,482	$63,514
Earnings per common share, basic and diluted	$0.07	$0.00

Weighted average shares outstanding, basic and diluted	44,038,356	41,200,000
Comprehensive income:
Net income	$3,372,718	$66,857
Foreign currency translation adjustment	209,744	107,918
Comprehensive income	3,582,462	174,775
Comprehensive income attributable to noncontrolling interests	(173,032)	(8,739)

Net Comprehensive income attributable to common aastockholders	$3,409,430	$166,036

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MAY 31, 2013 AND 2012 (IN U.S.$)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, June 1, 2011	$36,000	$4,400,626	$(81,691)	$234,455	$-	$93,063	$4,682,453

Issuance of common stock	5,200	20,800	-	-	-	-	26,000

Net income	-	-	63,514	3,343	-	-	66,857

Foreign currency translation adjustment	-	-	-	5,396	-	102,522	107,918

Balance, May 31, 2012	41,200	4,421,426	(18,177)	243,194	-	195,585	4,883,228

Reverse merger adjustment	-	(18,377)	-	-	-	-	(18,377)

Issuance of common stock	14,000	6,986,000	-	-	-	-	7,000,000

Net income	-	-	3,208,482	164,236	-	-	3,372,718

Appropriation to statutory reserve	-	-	(309,655)	-	309,655	-	-

Foreign currency translation adjustment	-	-	-	8,796	-	200,948	209,744

Balance, May 31, 2013	$55,200	$11,389,049	$2,880,650	$416,226	$309,655	$396,533	$15,447,313

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2013 AND 2012 (IN U.S. $)

	For the Year Ended May 31,
	2013	2012

Cash flows from operating activities:
Net income	$3,372,718	$66,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,756	6,355
Deferred income taxes	(325,079)	25,162
Changes in operating assets and liabilities:
(Decrease) in prepaid expenses	(90,641)	(1,117)
Increase in deferred revenue	1,333,200	-
Increase in taxes payable	606,777	-
(Decrease) increase in accrued liabilities	(48,504)	80,489

Net cash provided by operating activities	4,859,227	177,746

Cash flows from investing activities:
Prepayment for acquisition of land use right	-	(785,620)
Purchase of equipment	(4,669)	(30,657)
Repayment from related party	-	19,169

Net cash (used in) investing activities	(4,669)	(797,108)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,000,000	26,000
Repayment of stockholder loan	(48,115)	-
Proceeds from stockholder loan	230,031	-

Net cash provided by financing activities	7,181,916	26,000
Effect of exchange rate changes on cash	166,347	88,336
Net change in cash	12,202,821	(505,026)
Cash, beginning	4,139,165	4,644,191

Cash, end	$16,341,986	$4,139,165

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$859,348	$-

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

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
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

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

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth as follows:

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF ACCOUNTING AND PRESENTATION (CONTINUED)

ASSETS	May 31, 2013	May 31, 2012
	(In U.S. $)	(In U.S. $)
Current assets:
Cash	$16,186,742	$4,120,811
Prepaid expenses and other current assets	96,511	5,870

Total current assets	16,283,253	4,126,681

Fixed assets	39,382	33,799
Less: accumulated depreciation	17,531	6,434

Fixed assets, net	21,851	27,365

Other assets:
Prepayment for acquisition of land use right	808,000	788,532
Deferred income taxes	333,300	2,632

Total other assets	1,141,300	791,164

TOTAL ASSETS	$17,446,404	$4,945,210

LIABILITIES

Current liabilities:
Due to China Xuefeng Environmental Engineering, Inc. (1)	7,031,313	-
Payable to WFOE(2)	3,120,492
Deferred revenue	1,333,200	-
Taxes payable	570,451	-
Loan from stockholder	154,105	-
Accrued liabilities	32,817	81,321

Total current liabilities	12,242,378	81,321

TOTAL LIABILITIES	$12,242,378	$81,321

(1)
Due to China Xuefeng Environmental Engineering, Inc. is for the proceeds from sale of common stock which proceeds were received by Jiangsu Xuefeng for the 14,000,000 common shares issued by China Xuefeng Environmental Engineering, Inc. on March 19, 2013 at $0.50 each (approximately total US$7,000,000).

(2)
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF ACCOUNTING AND PRESENTATION (CONTINUED)

	For the Year Ended May 31,
	2013	2012

Revenue	$5,426,435	$314,248
Net income (3)	3,284,728	66,857

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE.

	For the Year Ended May 31,
	2013	2012

Net cash provided by (used in) operating activities	$11,766,224	$178,731
Net cash (used in) investing activities	(4,669)	(797,108)
Net cash provided by financing activities	151,000	-
Effect of exchange rate changes on cash	153,376	103,956

Net increase (decrease) in cash	$12,065,931	$(514,421)

The financial statements for the year ended May 31, 2013, include China Xuefeng Environmental Engineering Inc., Inclusion, Lotus and its wholly owned subsidiary, Baichuang Consulting and its VIE, Jiangsu Xuefeng.  The financial statements for the year ended May 31, 2012, include Lotus and its wholly owned subsidiary, Baichuang Consulting and its VIE, Jiangsu Xuefeng for comparative purpose only, as Inclusion was not in existence at that time. All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

The Company believes that Baichuang Consulting’s contractual agreements with Jiangsu Xuefeng are in compliance with PRC law and are legally enforceable.  The stockholders of Jiangsu Xuefeng are also the senior management of the Company and therefore the Company believes that they have no current interest in seeking to act contrary to the contractual arrangements.  However, Jiangsu Xuefeng and its stockholders may fail to take certain actions required for the Company’s business or to follow the Company’s instructions despite their contractual obligations to do so.  Furthermore, if Jiangsu Xuefeng or its stockholders do not act in the best interests of the Company under the contractual arrangements and any dispute relating to these contractual arrangements remains unresolved, the Company will have to enforce its rights under these contractual arrangements through PRC law and courts and therefore will be subject to uncertainties in the PRC legal system. All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

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

The consolidated financial statements of the Company as of May 31, 2013 and 2012, and for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to financial statements.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

CHANGE OF FISCAL YEAR END DATE

In November, 2012, in connection with the Share Exchange, the Company changed its fiscal year end date from April 30 to May 31.

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
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	May 31, 2013	May 31, 2012

Balance sheet items, except for stockholders’ equity, as of year end	0.1616	0.1577

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows	0.1589	0.1571

For the years ended May 31, 2013 and May 31, 2012, foreign currency translation adjustments of $200,948 and $102,522 have been reported as other comprehensive income. Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

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

Patent Licensing

Patent licensing is limited to 5 years with payments due annually in advance.  The customer is responsible for the repair services when they are necessary.  The out of pocket expenses for the repair services will be charged separately to the customer by the Company.  The patent technology of “harmless and comprehensive garbage processing equipment” provided by the Company to its customers has high garbage processing capacity and stable operation capacity.  It is the first modern system equipment in China to use DCS (Distributed Control System) centralized control, by which mechanical automation will be realized for the comprehensive treatment of life garbage.  Its core technology is to organically integrate the anaerobic digestion and aerobic fermentation garbage process, degrade and transform the organic matter of domestic waste, effectively sort out the garbage and recycle all kinds of materials, to eventually realize the true waste resource utilization and harmless utilization, with its resource utilization and harmless utilization rate approaching 100%.  The resource recovery products, biogas, not only can be used for meeting the needs of the plant itself, but also can be sold as a separate product, which greatly improves the efficiency of garbage processing of the customer’s equipment, decreases production cost, and increases the recovery return of garbage processing.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

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

The Company allocates the arrangement consideration based on their relative selling prices.  Revenues for deliverables under improvement and upgrade services are recognized by the end of the improvement and upgrade period at the time the performance testing is passed and the final evaluation report is provided by the customer, which generally is within 30 days, assuming all other revenue recognition criteria are met.  Revenues for deliverables under patent licensing are recognized monthly over the licensing period.

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
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis.  Non-derivative financial instruments include cash, payables and accrued liabilities.  As of May 31, 2013 and 2012, the carrying values of these financial instruments approximated their fair values due to their short term nature.

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

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.  As of May 31, 2013 and 2012, the Company did not have any accounts receivable.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

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

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  At May 31, 2013, the differences relate entirely to revenue deferred for financial statement purposes.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Deferred tax assets at May 31, 2012 consisted entirely of the tax benefit of net operating losses that were available to offset future taxable income.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of May 31, 2013 and 2012, the Company does not have a liability for any unrecognized tax benefits.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  For the years ended May 31, 2013 and 2012, advertising expense was $47,670 and $0, respectively.

STATUTORY RESERVE FUND

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. For the year ended May 31, 2012, the Company was not required to fund the statutory reserve fund as the Company had an accumulated deficit. For the year ended May 31, 2013, a statutory reserve of $325,953 was required to be funded by the Company.

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, FASB has issued ASU No. 2012-02, “Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, “Intangibles--Goodwill and Other, General Intangibles Other than Goodwill.”

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
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

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

On March 5, 2013, the FASB issued ASU 2013-05 to provide guidance for whether to release cumulative translation adjustments (“CTA”) upon certain derecognition events. The update was issued to resolve the diversity in practice about whether Subtopic ASC 810-10, “Consolidation-Overall,” or ASC 830-30, “Foreign Currency Matters-Translation of Financial Statements,” applies to such transactions. ASU 2013-05 is effective prospectively for all entities with derecognition events after the effective date. For public entities, the guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. ASC 830-30 applies when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Consequently, the CTA is released into net income only if the transaction results in complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. Otherwise, no portion of the CTA is released. The adoption of this pronouncement is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

NOTE 4.   FIXED ASSETS

Fixed assets are summarized as follows:

	May 31, 2013	May 31, 2012
	(U.S. $)	(U.S. $)

Computers and equipment	$26,306	$21,039
Fixtures and furniture	13,076	12,760

	39,382	33,799
Less: Accumulated depreciation	(17,531)	(6,434)

	$21,851	$27,365

For the years ended May 31, 2013 and 2012, depreciation expense was $10,756 and $6,355, respectively.

NOTE 5.   PREPAYMENT FOR ACQUISITION OF LAND USE RIGHT

On March 23, 2012, the Company entered into an agreement with a PRC owned third party to acquire a 50-year land use right for construction of a factory facility for cash consideration of US$872,640, equivalent to RMB 5,400,000, of which US$ 808,000, equivalent to RMB 5,000,000 was paid before May 31, 2013.  As of May 31, 2013, the land used right had not been obtained and no certificate for the use of land had been issued to the Company.

The agreement provides terms that under certain circumstances, such as delay in construction, the Company may be subject to a penalty of up to 20% of the payment for the land use right, or forfeiture of the land use right.

NOTE 6.   ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	May 31, 2013	May 31, 2012
	(U.S. $)	(U.S. $)

Payroll	$14,369	$10,995
Professional fees	18,306	70,000
Other	142	326

	$32,817	$81,321

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

NOTE 7.   INCOME TAXES

The provision for (benefit from) income taxes consisted of the following:

	For the Year Ended May 31,
	2013	2012
	(U.S. $)	(U.S. $)

Current	$1,449,352	$-
Deferred	(325,079)	25,162

	$1,124,273	$25,162

The Company is required to file income tax returns in both the PRC and the United States.  PRC tax filings for the tax year ended December 31, 2012 were examined by the PRC tax authorities in May 2013. The tax filings were accepted and no adjustments were proposed by the PRC tax authorities.

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the fiscal year ended April 30, 2013 and for the one month period ended May 31, 2013.  Failure to furnish any income tax returns and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through May 31, 2013. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties. The tax years ended April 30, 2013 and 2012 and one month tax period ended May 31, 2013 remain open to examination by the IRS.

NOTE 8.   RELATED PARTY TRANSACTIONS

On August 5, 2012, the Company entered into an agreement to lease the rights of patent on garbage recycling processing technology from Li Yuan, one of the Company’s officers/stockholders.  Under the current terms, the Company is required to pay a fee of $12,712 (RMB 80,000) each month for five years from September 2012 to August 2017.  As of May 31, 2013, a prepaid patent leasing fee of $90,496 is included in prepaid expenses on the consolidated balance sheets.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

NOTE 8.   RELATED PARTY TRANSACTIONS (CONTINUED)

The remaining payments for the patent rights not paid as of May 31, 2013 are as follows:

Period Ending
May 31,	Amount

2014	$63,560
2015	152,544
2016	152,544
2017	152,544
Thereafter	38,136

$559,328

The Company obtained a demand loan from the above officer/stockholder which is non-interest bearing.  The loan of approximately $156,000 representing expenses paid by the above officer/stockholder and approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. (“Baichuang Consulting”) for the year ended May 31, 2013. As of May 31, 2013, Baichuang Consulting repaid approximate $48,000 to the above officer/stockholder. The net balance is reflected as loan from stockholders as of May 31, 2013.

NOTE 9.   LEASES

The Company leases office space under a one-year operating lease from an unrelated third party, which expired on March 31, 2013 and was extended to March 31, 2016.  The lease requires the Company to prepay the rental for one year of $7,097 (RMB 44,664). The related prepayments of $6,015 and $5,870 are included in the prepaid expenses on the consolidated balance sheets as of May 31, 2013 and 2012, respectively.  The lease provides for renewal options.  Rent expense charged to operations for the years ended May 31, 2013 and 2012 was $7,097 and $7,017, respectively.  The minimum future rentals under the lease as of May 31, 2013 are as follows:

Period Ending
May 31,	Amount

2014	$1,182
2015	7,092
2016	5,910

$14,184

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

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

The following table represents certain information about the Company’s customers which individually accounted for more than 10% of the Company’s gross revenue during the periods indicated:

	For the Year Ended		For the Year Ended
	May 31, 2013		May 31, 2012
	Amount	%	Amount	%
CUSTOMER 1	691,215	12.74%	*	*
CUSTOMER 2	643,545	11.86%	*	*
CUSTOMER 3	619,710	11.42%	*	*
CUSTOMER 4	619,710	11.42%	*	*
CUSTOMER 5	595,875	10.98%	*	*
CUSTOMER 6	572,040	10.54%	*	*
CUSTOMER 7	548,205	10.10%	*	*
CUSTOMER 8	*	*	314,248	100%

*Less than 10% of total sales for the years ended May 31, 2013 and 2012.

NOTE 11.   ISSUANCE OF COMMON STOCK

On March 19, 2013, the Company sold 14,000,000 shares of common stock to 12 unrelated individuals in a private offering.  The purchase price for the shares was $0.50 (approximately RMB 3.11) per share, or a total of $7,000,000 (approximately RMB 43,540,000).  The shares were sold to individuals who are accredited investors and were purchasing for their own accounts.  The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act.  The offering was also sold in compliance with the exemption from registration provided by Regulation S, as all of the purchasers are residents of the PRC.

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

The following condensed financial information of the Company includes the US parent only balance sheets as of May 31, 2013 and 2012, and the US parent company only statements of operations, and cash flows for the years ended May 31, 2013 and 2012:

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Balance Sheets

ASSETS	May 31, 2013	May 31, 2012

Other receivable from VIE	$7,031,313	$-
Investment in subsidiaries and VIEs	7,999,774	4,640,034

TOTAL ASSETS	$15,031,087	$4,640,034

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other payables	$-	$-

Total liabilities	-	-

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 55,200,000 shares and 41,200,000 shares issued and outstanding at May 31, 2013 and 2012, respectively	55,200	41,200
Additional paid-in capital	11,389,049	4,421,426
Retained earnings	3,586,838	177,408

Total stockholders’ equity	15,031,087	4,640,034

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,031,087	$4,640,034

Condensed Statements of Operations

	For the Years Ended May 31,
	2013	2012

Revenues
Share of earnings from investment in subsidiaries and VIEs	$3,453,911	$181,697

Operating expenses
General and administrative	44,481	15,661

Net income	$3,409,430	$166,036

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows

	For the Years Ended May 31,
	2013	2012

Cash flows from operating activities
Net income	$3,409,430	$166,036
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIEs	(3,453,911)	(181,697)

Net cash (used in) operating activities	(44,481)	(15,661)

Cash flows from financing activities
Advance from stockholders	44,481	15,661

Net increase in cash	-	-
Cash, beginning of year	-	-

Cash, end of year	$-	$-

Basis of Presentation

The Company records its investment in its subsidiaries and VIEs under the equity method of accounting.  Such investment is presented as “Investment in subsidiaries and VIEs” on the condensed balance sheets and shares of the subsidiaries and VIEs’ profits is presented as “Share of earnings from investment in subsidiaries and VIEs” in the condensed statements of operations.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  The parent only financial information has been derived from the Company’s consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances.  The restricted net assets of the Company’s PRC subsidiary and VIE amounted to $15,031,087 and $4,640,034 as of May 31, 2013 and 2012, respectively.

In addition, the Company’s operations and revenues are conducted and generated in the PRC, all of the Company’s revenues being earned and currency received are denominated in RMB. RMB is subject to the foreign exchange control regulations in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

 NOTE 12.   CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Restricted Net Assets (continued)

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the Company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of this test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party. The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiary and VIE exceed 25% of the consolidated net assets of the Company.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of May 31, 2013, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to, in general, provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of May 31, 2013, and based on that evaluation they concluded that our internal control over financial reporting was not effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that due to material weakness identified below our disclosure controls and procedures were not effective as of May 31, 2013 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2013, the Company determined that there were deficiencies in our internal control that constituted the following material weaknesses:

●
The Company does not have sufficient accounting personnel, which would provide segregation of duties within our internal control procedures to support the accurate and timely reporting of our financial results.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors, executive officers and key employees are listed below.

Name	Age	Position(s)
Li Yuan	39	Chairman of the Board and Chief Executive Officer
Yi Yuan	49	Director
Xiaojun Zhuang	41	Director
Kuanfu Fan	39	Chief Financial Officer, Secretary and Treasurer

Mr. Li Yuan, 39, has served as our Chairman of the board of directors and Chief Executive Officer since November 2012, founded Jiangsu Xuefeng in December 2007 and served as Chairman and Chief Executive Officer of Jiangsu Xuefeng since then.  From February 1997 to October 2003, Mr. Yuan served as the Department Manager of First Hostel in Suqian City. From October 2003 to 2007, Mr. Yuan devoted himself to the research & development and experiments of environmental protection equipment.  Mr. Yuan acquired Bachelor degree in International Relations Major from International Relations Faculty of Chinese People's Liberation Army. Mr. Yuan was selected as a director because of his extensive management experience, his background in the industry and his knowledge of the business of the Company.

Mr. Yi Yuan, 49, has served as our director from November 2012. From December 2007 until present, he founded Jiangsu Xuefeng and served as the chief engineer. From February 2001 to 2007, Mr. Yuan devoted himself to the R&D and experiments of environmental protection equipment. From August 1991 to February 2001, he served as a department manager at Suqian Urban Comprehensive Development Co, Ltd. From September 1990 to July 1991, he worked as a mechanic engineer at Suqian Garment Factory. From 1987 to August 1990, he acted as a machine maintenance class monitor at Suqian Furniture Factory. Mr. Yuan graduated with a senior high school degree and acquired abundant professional skills from years of working experience. Mr. Yuan was selected as a director because of his extensive management experience, his background in the industry and his knowledge of the business of the Company.

Mr. Xiaojun Zhuang, 41, has served as our director from November 2012 and is currently served as a director of Jiangsu Xuefeng. From 2002 to 2010, Mr. Zhuang founded Ocean S&T Development Co, Ltd, a company focusing on the R&D, manufacture and sale of environmental friendly coating and building materials, and served as the corporate juridical person. From November 1997 to March 2002, he worked at the government of Sucheng District in Suqian City. From August 1993 to October 1997, he worked at the government of Jingtou town in Suyu District. Mr. Zhuang graduated with a bachelor degree from business administration. Mr. Zhuang was selected as a director because of his extensive management experience, his background in the industry and his knowledge of the business of the Company.

Mr. Kuanfu Fan, 39, served as our Chief Financial Officer, Secretary and Treasurer from November 2012. From 2011 to 2012, Mr. Fan served as a regional vice manager & Chief Financial Officer of Shanghai United Water Group Co., Ltd. From July 2008 to October 2011, he served as a regional Chief Financial Officer of Yihai Jiali Group. From July 2005 to July 2008, he served as a Chief Financial Officer and a special assistant to the chairman of the board of Zhejiang telecom Co., Ltd. From September 2001 to July 2005, he served as a financial manager, an administrative office manager and a special assistant to the chairman of the board of Kunshan Shangxin Electronic Science and Technology Co., Ltd. From July 1998 to September 2001, he served as an accountant of Jiangsu Suining Supply and Marketing Cooperatives Head Office. Mr. Fan graduated from Nanjing Southeast University with a master degree in business administration.

Family Relationships

Li Yuan and Yi Yuan are brothers.  There are no other family relationships among any of our officers or directors.

Board Committees

Our organizational documents authorize a board of not less than one member. Prior to the consummation of the Exchange Agreement we had one director. Our board of directors does not have a lead independent director. Our board of directors has determined that its leadership structure was appropriate and effective for Jiangxu Xuefeng given its stage of operations. In connection with the Exchange Agreement, we established a board of directors with three members. We will re-evaluate our leadership structure once we have added additional members to our board of directors.

We presently do not have an audit committee, compensation committee or nominating committee or committee performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or nominating committee. Until these committees are established, these decisions will continue to be made by our Board of Directors. Although our Board of Directors has not established any minimum qualifications for director candidates, when considering potential director candidates, our Board of Directors considers the candidate's character, judgment, skills and experience in the context of the needs of our Company and our Board of Directors.

Director Independence

We currently do not have any independent directors, as the term "independent" is defined by the rules of the Nasdaq Stock Market.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified or until removed from office in accordance with our bylaws. Officers are appointed by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Code of Ethics

Our code of ethic creates an affirmative obligation on the part of the Chief Executive Officer, Chief Financial Oficer and any members of the finance department to, among other things, generally act with honesty and integrity and to promptly report any violations of law or business ethics.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth in U.S. dollars information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered to Jiangsu Xuefeng in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000. All the officers were paid by Jiangsu Xuefeng in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the May 31, 2013 conversation rate of RMB 6.1796 to $1.00.

Name and Principal Position	Year	Salary ($)		All Other Compensation ($)		Total ($)
Li Yuan	2013(1)		$17,972		$0		$17,972
Chief Executive Officer	2012(1)		$3,809		$0		$3,809

Kuanfu Fan,	2013(2)	$		$		$
Chief Financial Officer, Secretary and Treasurer	2012(2)	$		$		$

Zhenxing Liu	2013(3)		$0		$0		$0
Former Chief Executive Officer	2012(3)		$0		$0		$0

Ilona Svinta	2013(4)		$0		$0		$0
Former Chief Executive Officer and Former Chief Financial Officer	2012(4)		$0		$0		$0

(1)	Represents compensation paid by Jiangsu Xuefeng for the years ended May 31, 2013 and 2012.
(2)	Represents compensation paid by Jiangsu Xuefeng for the years ended May 31, 2013 and 2012.
(3)	Represents compensation for the period from September 17, 2012 to November 27, 2012.
(4)	Represents compensation for the period from inception to September 17, 2012.

Employment Agreements

The Company does not have any employment agreements with any of its directors or executive officers.  Jiangsu Xuefeng, our operating affiliate, has employment agreements with our Chief Financial Officer, Kuanfu FAN.

Prior to our reverse acquisition of Inclusion, Jiangsu Xuefeng, our operating affiliate was a private limited liability company organized under the laws of the PRC, and in accordance with PRC regulations, the salary of our executives was determined by our shareholders.  In addition, each employee is required to enter into an employment agreement.  Accordingly, all our employees, including management, have executed our employment agreements.  Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus.

Kuanfu FAN’s employment agreement provides for a monthly salary of RMB 4,500 (approximately $711).   The term of the employment contract is three years from October 5, 2012 to 2015.  Mr. FAN is eligible for a bonus which is determined by, and at the discretion of, the board of directors of Jiangsu Xuefeng, based on a review of Mr. FAN’s performance.

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreements, we currently do not provide other benefits to the officers at this time. Other than government severance payments, our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control

PRC employment law requires an employee be paid severance pay based on the number of years worked with the employer at the rate of one month’s wage for each full year worked.  Any period of more than six months but less　than one year shall be counted as one year.　The severance pay payable to an employee for any period of less than　six months shall be one-half of his monthly wages. The monthly salary mentioned above is defined as the average salary of 12 months before revocation or termination of the employment contract.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Grants of Plan-Based Awards

During the year ended May 31, 2013 and 2012, there were no grants of plan-based awards to our named executive officers.

Option Exercises and Stock Vested

During the year ended May 31, 2013 and 2012, there were no option exercises or vesting of stock awards to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended May 31, 2013 and 2012.  There are currently no outstanding awards at May 31, 2013.

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of May 31, 2013, after giving effect to the Inclusion Acquisition, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock. The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, C214, Fitting Integration Building, Fazhan Road to Suqian Gate Section.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Officers and Directors
Li Yuan	3,158,000	5.72%
Yi Yuan	2,526,400	4.58%
Xiaojun Zhuang	0	0%
Kuanfu Fan	50,000	.091
All directors and executive officers as a group (4 persons)	5,734,400	10.39%
5% Shareholders
None.

(1)
Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Based on 55,200,000 shares of Common Stock issued and outstanding as of September 9, 2013

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2012 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation").

On August 5, 2012, Jiangsu Xuefeng entered into an agreement to lease a patent on garbage recycling processing technology from Li Yuan, the Company’s Chief Executive Officer, Chairman and one of the Company’s stockholders.  Under the current lease terms, Jiangsu Xuefeng is required to pay a monthly fee of $12,712 (RMB 80,000) for five years. As of May 31, 2013, a prepaid patent leasing fee of $90,496 is included in prepaid expenses on the Company’s consolidated balance sheets.

As of May 31, 2013, Jiangsu Xuefeng borrowed loans of a total of $182,526 from Li Yuan, the Company’s Chief Executive Officer, Chairman and one of the Company’s stockholders. This loan is due on demand and non-interest bearing. The proceeds of the loan were used to pay professional fees of the Company.

Review, approval or ratification of transactions with related persons

We do not have any other special committee, policy or procedures related to the review, approval or ratification of related party transactions.

Promoters and Control Persons

We did not have any promoters at any time during the past five fiscal years.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended May 31, 2013 and 2012, we were billed approximately $75,000 and $70,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended May 31, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended May 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended May 31, 2013 and 2012.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or

-
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees was pre- approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) The following documents are filed as part of this report:

(1)	Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-[x] of this report.

Report of Independent Registered Public Accounting Firm - Wei, Wei & Co., LLP
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule: None.
(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●	may apply standards of materiality that differ from those of a reasonable investor; and
●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the S-1 Registration Statement filed with the SEC on July 12, 2011).

3.2	By-Laws (Incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement filed with the SEC on July 12, 2011).

3.3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2012).

10.1	Exclusive Technical Service and Business Consulting Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.2	Call Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.3	Proxy Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.4	Share Pledge Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.5	Subscription Agreement dated March 19, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2013).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Xuefeng Environmental Engineering Inc.

Date: September 10, 2013	/s/ Li Yuan
Li Yuan
Chief Executive Officer (Principal Executive Officer)

Date: September 10, 2013	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Li Yuan	Chief Executive Officer and	September 10, 2013
Li Yuan	Chairman of the Board of Directors

/s/ Yi Yuan	Director	September 10, 2013
Yi Yuan

/s/ Xiaojun Zhuang	Director	September 10, 2013
Xiaojun Zhuang

/s/ Kuanfu Fan	Chief Financial Officer	September 10, 2013
Kuanfu Fan	(Principal Financial Officer)