Form 10-Q
period 2013-08-31
China Xuefeng Environmental Engineering Inc.
filed 2013-10-21
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2013
or

❒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of October 16, 2013, there were 55,200,000 outstanding shares of common stock of the registrant, par value $.001 per share.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.

QUARTERLY REPORT ON FORM 10-Q
August 31, 2013

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES

Consolidated Financial Statements for the
Three Months Ended August 31, 2013 and 2012

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(IN U.S. $)

	August 31,	May 31,
ASSETS	2013	2013
	(Unaudited)

Current assets:
Cash	$17,755,921	$16,341,986
Prepaid expenses	57,115	97,496
Deferred income taxes	310,208	333,300

Total current assets	18,123,244	16,772,782

Fixed assets, net	35,319	21,851

Other assets:
Prepayment for acquisition of land use right	811,000	808,000

Total other assets	811,000	808,000

TOTAL ASSETS	$18,969,563	$17,602,633

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(IN U.S. $)

	August 31,	May 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2013	2013
	(Unaudited)

Current liabilities:
Deferred revenues	$2,019,390	$1,333,200
Taxes payable	486,387	606,777
Loan from stockholders	182,911	182,526
Accrued liabilities and other payables	76,173	32,817
Total current liabilities	2,764,861	2,155,320

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $0.001 par value per share, 75,000,000 shares authorized; 55,200,000 shares issued and outstanding as of August 31, 2013 and May 31, 2013	55,200	55,200
Additional paid-in capital	11,389,049	11,389,049
Statutory reserve fund	378,808	309,655
Retained earnings	3,501,486	2,880,650
Other comprehensive income	427,747	396,533

Stockholders’ equity before noncontrolling interests	15,752,290	15,031,087
Noncontrolling interests	452,412	416,226

Total stockholders’ equity	16,204,702	15,447,313

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,969,563	$17,602,633

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012 (UNAUDITED, IN U.S. $)

	Three Months Ended August 31,
	2013	2012

Revenue	$1,165,680	$632,000
Cost of revenue	(108,755)	(85,357)

Gross profit	1,056,925	546,643

Operating expenses
Selling and marketing	31,258	4,598
General and administrative	73,787	101,365

Total operating expenses	105,045	105,963

Income from operations	951,880	440,680
Interest income	14,207	1,495

Income before provision for income taxes	966,087	442,175
Provision for income taxes	241,522	110,555

Net income	724,565	331,620
Noncontrolling interests	(34,576)	(10,532)

Net income attributable to common stockholders	$689,989	$321,088
Earnings per common share, basic and diluted	$0.01	$0.01

Weighted average shares outstanding, basic and diluted	55,200,000	41,200,000

Comprehensive income:
Net income	$724,565	$331,620
Foreign currency translation adjustment	32,824	(783)
Comprehensive income	757,389	330,837
Comprehensive income attributable to noncontrolling interests	(36,186)	(10,493)

Net Comprehensive income attributable to common aastockholders	$721,203	$320,344

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 (UNAUDITED, IN U.S.$)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, May 31, 2013	$55,200	$11,389,049	$2,880,650	$416,226	$309,655	$396,533	$15,447,313

Net income	-	-	689,989	34,576	-	-	724,565

Appropriation to statutory reserve	-	-	(69,153)	-	69,153	-	-

Foreign currency translation adjustment	-	-	-	1,610	-	31,214	32,824

Balance, August 31, 2013	$55,200	$11,389,049	$3,501,486	$452,412	$378,808	$427,747	$16,204,702

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012 (UNAUDITED, IN U.S. $)

	Three Months Ended August 31,
	2013	2012

Cash flows from operating activities:
Net income	$724,565	$331,620
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,167	2,401
Deferred income taxes	24,285	2,637
Changes in operating assets and liabilities:
Decrease in prepaid expenses	40,381	1,761
Increase in deferred revenues	686,190	-
(Decrease)/increase in taxes payable	(120,390)	66,431
Increase/(decrease) in accrued liabilities	43,356	(19,325)

Net cash provided by operating activities	1,401,554	385,525

Cash flows from investing activities:
Purchase of equipment	(16,530)	(4,060)

Net cash (used in) investing activities	(16,530)	(4,060)

Cash flows from financing activities:
Proceeds from stockholder loan	-	114,031
Net cash provided by financing activities	-	114,031

Effect of exchange rate changes on cash	28,911	(17,667)
Net change in cash	1,413,935	477,829
Cash, beginning	16,341,986	4,139,165

Cash, end	$17,755,921	$4,616,994

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$339,710	$41,498

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012 (UNAUDITED)

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

On November 27, 2012, the Company filed a certificate of amendment to its articles of incorporation to change its name from “NYC Moda, Inc.” to “China Xuefeng Environmental Engineering Inc.” (the “Name Change”) and to initiate a 4-for-1 forward stock split (the “Forward Split”) of its outstanding shares of common stock.  The effective dates of the Name Change and the Forward Split were December 14, 2012 and December 17, 2012, respectively.  Upon the effectiveness of the Forward Split, the number of outstanding shares of the Company’s common stock increased from 10,300,000 to 41,200,000 shares. The effect of the stock split was applied retroactively to all the periods’ consolidated financial statements as if the current structure existed since the inception of the periods presented.  On March 19, 2013, the Company issued 14,000,000 shares of common stock to 12 unrelated individuals in a private offering.  The number of authorized shares of common stock remains at 75,000,000 shares.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012 (UNAUDITED)

NOTE 1.   ORGANIZATION (CONTINUED)

Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, the WFOE provides technical support, consulting, training, marketing and operation consulting services to Jiangsu Xuefeng.  In consideration for such services, Jiangsu Xuefeng has agreed to pay an annual service fee to the WFOE of 95% of Jiangsu Xuefeng’s annual net income with an additional payment of approximately US$16,190 (RMB 100,000) each month. The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

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

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth as follows:

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012 (UNAUDITED)

NOTE 1.   ORGANIZATION (CONTINUED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements the financial statements of its variable interest entity (“VIE”).  ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.  VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF ACCOUNTING AND PRESENTATION (CONTINUED)

ASSETS	August 31, 2013	May 31, 2013
	(Unaudited, In U.S. $)	(In U.S. $)
Current assets:
Cash	$17,555,966	$16,186,742
Prepaid expenses	56,130	96,511
Deferred income taxes	310,208	333,300

Total current assets	17,922,304	16,616,553

Fixed assets	56,089	39,382
Less: accumulated depreciation	20,770	17,531

Fixed assets, net	35,319	21,851

Other assets:
Prepayment for acquisition of land use right	811,000	808,000

Total other assets	811,000	808,000

TOTAL ASSETS	$18,768,623	$17,446,404

LIABILITIES

Current liabilities:
Due to China Xuefeng Environmental Engineering Inc. (1)	7,057,419	7,031,313
Payable to WFOE(2)	3,777,445	3,120,492
Deferred revenue	2,019,390	1,333,200
Taxes payable	438,836	570,451
Loan from stockholder	154,677	154,105
Accrued liabilities	50,067	32,817

Total current liabilities	13,497,834	12,242,378

TOTAL LIABILITIES	$13,497,834	$12,242,378

(1)
Payable for issuance of common stock represents the proceeds received by Jiangsu Xuefeng for the 14,000,000 common shares issued by China Xuefeng Environmental Engineering Inc. on March 19, 2013 at $0.50 each (approximately total US$7,000,000).

(2)	Payable to WFOE represents outstanding amounts due to Baichuang Information Consulting (Shenzhen) Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Jiangsu Xuefeng in exchange for 95% of Jiangsu Xuefeng’s net income. Monthly payment of RMB 100,000 (approximately US$16,190) was paid in full as of August 31, 2013 and May 31, 2013.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF ACCOUNTING AND PRESENTATION (CONTINUED)

	Three Months Ended August 31,
	2013	2012

Revenue	$1,165,680	$632,000
Net income (3)	691,529	331,663

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE.

	Three Months Ended August 31,
	2013	2012

Net cash provided by operating activities	$1,357,293	$385,568
Net cash (used in) investing activities	(16,530)	(4,060)
Net cash provided by financing activities	-	35,000
Effect of exchange rate changes on cash	28,461	(784)

Net increase (decrease) in cash	$1,369,224	$415,724

The financial statements for the three months ended August 31, 2013, include China Xuefeng Environmental Engineering Inc., Inclusion, Lotus and its wholly owned subsidiary, Baichuang Consulting and its VIE, Jiangsu Xuefeng.  The financial statements for the three months ended August 31, 2012, include Inclusion, Lotus and its wholly owned subsidiary, Baichuang Consulting and its VIE, Jiangsu Xuefeng for comparative purpose only.  All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012 (UNAUDITED)

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

The unaudited interim consolidated financial statements of the Company as of August 31, 2013 and for the three months ended August 31, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three months ended August 31, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending May 31, 2014.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Almost all Company assets are located in the PRC.  The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”).  The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.”

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	August 31, 2013	May 31, 2013	August 31, 2012
Balance sheet items, except for stockholders’ equity, as of period end	0.1622	0.1616	N/A

Amounts included in the statements of income and comprehensive income, and statements of cash flows for the three months period	0.1619	N/A	0.1580

For the three months ended August 31, 2013 and 2012, foreign currency translation adjustments of $31,214 and ($744), respectively, have been reported as other comprehensive income or loss.  Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012 (UNAUDITED)

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820, “Fair Value Measurements and Disclosures,” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs–	Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs–	Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs–	Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis.  Non-derivative financial instruments include cash, payables and accrued liabilities.  As of August 31, 2013 and May 31, 2013, the carrying values of these financial instruments approximated their fair values due to their short term nature.

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

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.  As of August 31, 2013 and May 31, 2013, the Company did not have any accounts receivable.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012 (UNAUDITED)

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

The estimated useful lives for fixed assets categories are as follows:

Computers and equipment	3 years
Motor vehicles	4 years
Fixtures and furniture	5 years

DEFERRED REVENUE

Deferred revenue includes payments received for a) improvement and upgrade services and b) patent licensing fees. These payments received but not yet earned are recognized as deferred revenue on the consolidated balance sheets.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  At August 31, 2013 and May 31, 2013, the differences relate entirely to revenue deferred for financial statement purposes.  During the quarter ended August 31, 2013, as permitted by the PRC tax law, the Company began recognizing revenue from patent licensing fees for income tax purpose, based on when it is earned rather than when it is collected, consistent with financial statement purposes.  As a result, there are no differences between the basis of assets and liabilities for financial statement and income tax purposes for deferred revenue and, as a result, deferred income taxes are no longer required to be recognized.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of August 31, 2013 and May 31, 2013, the Company does not have a liability for any unrecognized tax benefits.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  For the three months ended August 31, 2013 and 2012, advertising expense was $11,333 and $0, respectively.

STATUTORY RESERVE FUND

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. For the three months ended August 31, 2013, a statutory reserve of $69,153 was required to be funded by the Company.

RECLASSIFICATION

Certain amounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s financial statements. These reclassifications had no effect on previously reported earnings.

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012 (UNAUDITED)

NOTE 4.   FIXED ASSETS

Fixed assets are summarized as follows:

	August 31, 2013	May 31, 2013
	(U.S. $)	(U.S. $)

Computers and equipment	$27,767	$26,306
Motor vehicles	15,198	-
Fixtures and furniture	13,124	13,076

	56,089	39,382
Less: Accumulated depreciation	(20,770)	(17,531)

	$35,319	$21,851

For the three months ended August 31, 2013 and 2012, depreciation expense was $3,167 and $2,401, respectively.

NOTE 5.   PREPAYMENT FOR ACQUISITION OF LAND USE RIGHT

On March 23, 2012, the Company entered into an agreement with a PRC owned third party to acquire a 50-year land use right for construction of a factory facility for cash consideration of US$875,880, equivalent to RMB 5,400,000, of which US$ 811,000, equivalent to RMB 5,000,000 was paid before August 31, 2013.  As of August 31, 2013, the land used right had not been obtained and no certificate for the use of land had been issued to the Company.

The agreement provides terms that under certain circumstances, such as delay in construction, the Company may be subject to a penalty of up to 20% of the payment for the land use right, or forfeiture of the land use right.

NOTE 6.   ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	August 31, 2013	May 31, 2013
	(U.S. $)	(U.S. $)

Payroll	$18,435	$14,369
Professional fees	31,398	18,306
Other	26,340	142

	$76,173	$32,817

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012 (UNAUDITED)

NOTE 7.   INCOME TAXES

The provision for (benefit from) income taxes consisted of the following:

	Three Months Ended August 31,
	2013	2012
	(U.S. $)	(U.S. $)

Current	$217,237	$107,918
Deferred	24,285	2,637

	$241,522	$110,555

The Company is required to file income tax returns in both the PRC and the United States.  PRC tax filings for the tax year ended December 31, 2012 were examined by the PRC tax authorities in May 2013. The tax filings were accepted and no adjustments were proposed by the PRC tax authorities.

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the fiscal year ended April 30, 2013 and for the one month period ended May 31, 2013, a short year income tax return required to be filed as a result of change in fiscal year.  Failure to furnish any income tax returns and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through August 31, 2013.  However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties. The tax years ended April 30, 2013 and 2012 and one month tax period ended May 31, 2013 remain open to examination by the IRS.

NOTE 8.   RELATED PARTY TRANSACTIONS

On August 5, 2012, the Company entered into an agreement to lease the rights of patent on garbage recycling processing technology from Li Yuan, one of the Company’s officers/stockholders.  Under the current terms, the Company is required to pay a fee of $12,952 (RMB 80,000) each month for five years from September 2012 to August 2017.  As of August 31, 2013 and May 31, 2013, a prepaid patent leasing fee of $51,904 and $90,496, respectively, are included in prepaid expenses on the consolidated balance sheets, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012 (UNAUDITED)

NOTE 8.   RELATED PARTY TRANSACTIONS (CONTINUED)

The remaining payments for the patent rights not paid as of August 31, 2013 are as follows:

Period Ending
May 31,	Amount

2014	$64,760
2015	155,424
2016	155,424
2017	155,424
Thereafter	38,856

$569,888

The Company obtained a demand loan from the above officer/stockholder which is non-interest bearing.  The loan of approximately $154,000 representing expenses paid by the above officer/stockholder and approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. (“Baichuang Consulting”) for the year ended May 31, 2013. As of August 31, 2013, Baichuang Consulting repaid approximately $51,000 to the above officer/stockholder. The net balance is reflected as loan from stockholders as of August 31, 2013 and May 31, 2013, respectively.

NOTE 9.   LEASES

The Company leases office space under a one-year operating lease from an unrelated third party, which expired on March 31, 2013 and was extended to March 31, 2016.  The lease requires the Company to prepay the rental for one year of $7,231 (RMB 44,664). The related prepayments of $4,226 and $6,015 are included in the prepaid expenses on the consolidated balance sheets as of August 31, 2013 and May 31, 2013, respectively.  The lease provides for renewal options.  Rent expense charged to operations for the three months ended August 31, 2013 and 2012 was $1,808 and $1,764, respectively.  The minimum future rentals under the lease as of August 31, 2013 are as follows:

Period Ending
May 31,	Amount

2014	$1,205
2015	7,231
2016	6,026

$14,462

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012 (UNAUDITED)

NOTE 10.   CONTINGENCIES

As disclosed in Note 7, the Company was delinquent in filing certain tax returns with the U.S. Internal Revenue Service. The Company is unable to determine the amount of penalties, if any, that may be assessed at this time. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

The Company did not file the information report for the year ended December 31, 2012 concerning its interest in foreign bank accounts on form TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBAR”).  Not complying with the FBAR reporting and recordkeeping requirements will subject the Company to civil penalties up to $10,000 for each of its foreign bank accounts.  The Company has not determined the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

NOTE 11.   CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s assets and bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

The following table represents certain information about the Company’s customers which individually accounted for more than 10% of the Company’s gross revenue during the periods indicated:

	Three Months Ended		Three Months Ended
	August 31, 2013		August 31, 2012
	Amount	%	Amount	%
CUSTOMER 1	509,985	43.75%	*	*
CUSTOMER 2	*	*	158,000	33%
CUSTOMER 3	*	*	474,000	67%

* Less than 10% of total revenue.

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

Overview

We are in the business of providing garbage-recycling process optimizing services. We utilize the patented technology “Comprehensive and Harmless Garbage Processing Equipment” (the “Patented Technology”) to upgrade software systems and reconstruct hardware, and therefore expand the sorting scope and capacity of our customers’ garbage recycling equipment. We conduct our operations through our controlled consolidated entity in China, Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. (“Jiangsu Xuefeng”).

Our Services

High capability garbage treatment technology has been in demand in China since the country started to produce an increasing amount of household waste as its urban population grows.  We help our customers to expand their garbage processing equipment’s sorting scope and capacity by installing various systems containing the Patented Technology, thus upgrading the software and reconstructing the hardware and eventually minimizing or eliminating the defects in their existing garbage processing equipment. This Patented Technology is owned by our Chief Executive Officer and Chairman of the Board of Directors, Li Yuan, and leased to us for the term from September 2012 to August 2017.

The Patented Technology uses Distributed Control System (DCS) centralized control to realize mechanical automation for a comprehensive treatment of household garbage. Equipment using the Patented Technology is typically comprised of a waste digestion pretreatment system, a methane gas power generation system, a sorting processing system, a bricklaying building system, a leachate treatment system, a Distribution Control System (DCS), a excrement comprehensive processing system, XFET-5 ecological and water-saving toilets and various material collection systems. The Patented Technology’s key feature is to organically integrate anaerobic digestion with aerobic fermentation, degrade and transform the garbage’s organic components, sort waste, recycle materials, and eventually realize harmless waste processing leaving no waste gas, water or residue. The Patented Technology utilizes various methods and tools to sort and process waste, such as wind force, gravity, magnet, shape screening, automatic cutting, smashing. The by-product, biogas, which can be used as an energy supply for the garbage plant itself and others, helps to lower production cost and increase reutilization return of the garbage processing.

After we complete the internal system upgrade and hardware equipment improvement of the garbage equipment, we deliver the upgraded equipment to the customers. The customers will conduct inspection and performance testing to the upgraded equipment within one month pursuant to the contract to inspect whether the internal control system and the hardware structure can operate steadily and reach the garbage process features. The inspecting items including the following: whether the quality of the equipment and accessories after improvement can match the patented technology and process various kinds of garbage, whether the various garbage systems can process automatically, and whether the daily garbage processing capacity reaches the standard of the contract. If during the performance testing period, all the performance indexes can fulfill the requirements of the contract, it would be deemed that we have fully executed the agreements.

When we complete the upgrading service for customers, we go through the acceptance check and commissioning of the company in accordance with the contract, to make sure that the service provided met the demand of the clients. After that, we are not subject to any additional service. The revenue we generated belongs to the service class income, with the main cost being the salaries of the staff and the leasing fees for the patent, whereas the hardware and software equipment, as well as the material used in the upgrading are the responsibility of the clients. After upgrade and reconstruction, we offer our customers to pay a fee to continue to use the Patented Technology in their equipment for a limited period of three to five years. Accordingly, our revenue comes from two sources: improvement and upgrading services of garbage processing equipment and patent licensing for the use of the Patented Technology.

Between September 2012 and April 2012, we provided garbage processing equipment upgrading services unrelated to the Patented Technology.  Prior to April 2012, our operation was limited to business establishment and customer development.

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

Under the JOBS Act, we will remain an “emerging growth company” until the earliest of:

·	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;

·	the last day of the fiscal year following the fifth anniversary of the completion of this offering;

·	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and

·
the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, or the Exchange Act. We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

The Section 107 of the JOBS Act provides that we may elect to utilize the extended transition period for complying with new or revised accounting standards and such election is irrevocable if made. As such, we have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.  Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.  Investors may be unable to compare our business with other companies in our industry and therefore find us less attractive.  Until the date that we are no longer an "emerging growth company" or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

Results of Operations

Three Months Ended August 31, 2013 compared to Three Months ended August 31, 2012

The following table sets forth in U.S. dollars key components of our unaudited results of operations during the three months periods ended August 31, 2013 and 2012, and the percentage change between 2013 and 2012.

	2013	2012	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$1,165,680	$632,000	84%
Cost of revenue	(108,755)	(85,357)	27%
Gross profit	1,056,925	546,643	93%
Selling expenses	31,258	4,598	580%
General and administrative expenses	73,787	101,365	(27%)
Total operating expenses	105,045	105,963	(1%)
Operating income	951,880	440,680	116%
Interest income	14,207	1,495	850%
Income before provision for income taxes	966,087	442,175	118%
Provision for income taxes	241,522	110,555	118%
Net income	724,565	331,620	118%
Noncontrolling interests	(34,576)	(10,532)	228%
Net income attributable to common stockholders	$689,989	$321,088	115%

Revenue. We provide improvement and upgrading service for the garbage processing equipment of our customers. This is a one-time service.  We also lease the patent to our customers.  The patent licensing is limited to five years with payments due annually in advance.

Our sales increased by $533,680 or 84%. The primary reason for the substantial increase in sales was due to the increase in demand motivated by increased profit of garbage processing companies as a result of engaging our improvement and upgrading services and following the governmental requirements for garbage processing companies to improve their garbage processing capacity to address the increasing garbage processing need. In addition, the patent licensing provides us sustained revenue. The following table sets forth our revenue by segments:

	2013	2012	Percentage
	(U.S. $)	(U.S. $)	Change

Improvement and upgrading services	485,700	632,000	-23%
Patent licensing	679,980	-	100%
Total	1,165,680	632,000	84%

Improvement and Upgrading Services

For the three months ended August 31, 2013, sales related to improvement and upgrading services provided to garbage recycling processing systems of one unrelated parties in accordance with contracts for a total of $485,700. The services were completed and accepted by the customer and the payment was received in full as of August 31, 2013.  For the three months ended August 31, 2012, sales related to improvement and upgrading services provided to garbage recycling processing systems of two unrelated parties in accordance with contracts for a total of $632,000. The services were completed and accepted by the customers and the payment was received in full as of August 31, 2012.

Patent Licensing

For the three months ended August 31, 2013, the patent licensing revenue was generated from ten unrelated parties in accordance with the contracts for a total of $679,980.  For the three months ended August 31, 2012, there was no patent licensing revenue generated.

Cost of Revenues. Our cost of revenues increased to $108,755 for the three months ended August 31, 2013 from $85,357 for the three months ended August 31, 2012.  The increase in cost of revenues is in line with the increase in revenues. Our costs of revenues primarily consist of leasing fees paid to the related party for the patent, employees’ salaries, insurance, training expenses and other daily operating expenses.  In addition, business taxes were classified as cost of sales as well before December 1, 2012. Under China tax law, our business tax should be changed to value added tax after December 1, 2012 but we are exempt from the VAT under the authorization from the local tax bureau.

Gross Profit. Our business stream has resulted in a high gross margin because we have no cost of products to be sold. Our cost of revenue is almost entirely comprised of direct labor, patent licensing fees, daily operating expenses and business tax.  As a result, our gross profit increased to $1,056,925 for three months ended August 31, 2013 from $546,643 for three months ended August 31, 2012 which represented a gross profit ratio of 91% and 86%, respectively.  The increase in our gross profit ratio was contributable to the addition of the higher profit margin segment, patent licensing, in later 2012.

Selling and Marketing Expenses. Our selling and marketing expenses increased to $31,258 for three months ended August 31, 2013 from $4,598 for three months ended August 31, 2012 which represented an increase of 580%. Our selling and marketing expenses were primarily comprised of sales employees’ salary and insurance and advertising expenses. The increase in selling and marketing expenses was mainly due to the increase in number of sales employees.

General and Administrative Expenses. Our general and administrative (“G&A”) expenses decreased to $73,787 for three months ended August 31, 2013 from $101,365 for three months ended August 31, 2012, representing a 27% decrease. Our G&A expenses were primarily comprised of G&A employees’ salaries, insurance, rent and professional fees incurred for G&A functions. As we mature, our administration strengths are being improved, more effective work results in lower G&A expenses.

Provision for Income Taxes. Our provision for income taxes increased to $241,522 for three months ended August 31, 2013 from $110,555 for three months ended August 31, 2012. Our effective tax rate was the same as the statutory rate of 25% for the three months ended August 31, 2013 and 2012. Our tax filings for the year ended December 31, 2012 were examined by the tax authorities in May 2013. The tax filings were accepted and no adjustments were proposed by the tax authorities. The increase in the provision for income taxes was primarily due to the increase in our income.

Net Income. For the three months ended August 31, 2013 and 2012, we generated net income of $724,565 and $331,620, respectively.  This represented an increase in net income of $392,945 or 118%. The entrusted management agreements assign to Baichuang Consulting only 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a “non-controlling interest” of $34,576 and $10,532 for the three months ended August 31, 2013 and 2012, respectively, before recognizing net income attributable to the common stockholders of the Company on our Consolidated Statements of Income and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by our parent corporation, our net income attributable to the Company for the three months ended August 31, 2013 and 2012 was $689,989 and $321,088, representing $0.01 and $0.01 per share, respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended August 31, 2013 and 2012, a foreign currency gain of $31,214 and loss of $744, respectively, have been reported as other comprehensive income and loss in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of August 31, 2013, we had cash and cash equivalents of $17,755,921, primarily consisting of cash on hand and demand deposits. The cash on hand principally derived from capital contributions of $4,541,532 to Jiangsu Xuefeng since January 2011, net proceeds of the private placement completed in March 2013 and cash provided from the operations. Despite our large cash reserves, the interest income generated for the three months ended August 31, 2013 was nominal for two main reasons: the bank’s current deposit interest rate is very low; and the annual interest rates float up or down at 0.35%. The interest income reported in our financial statements is the net interest after deducting bank service charges and overdraft fees. The overdraft fee was calculated as 2% of the overdraft limit. We terminated this overdraft service in April 2013, and no overdraft fees are deducted from our interest income thereafter.

To date, we have financed our operations primarily through equity contributions by our stockholders, a private placement and cash flows from operations.  We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Operating activities

Net cash provided by operating activities was $1,401,554 for the three months ended August 31, 2013, comparing with the net income of $724,565, the difference was mainly due to the increase in advances from customers. Net cash provided by operating activities was $385,525 for the three months ended August 31, 2012. Comparing with the net income of $331,620, the difference was mainly due to the increase in income tax payable.

Investing activities

Net cash used for investing activities represented the purchase of equipment. For the three months ended August 31, 2013 and 2012, the purchase of equipment was $16,530 and $4,060, respectively.

Financing activities

For the three months ended August 31, 2013, we did not engage in any financing activities. For the three months ended August 31, 2012, the net cash provided by financing activities consists of proceeds from the stockholder loan of $114,031. The proceeds from the stockholder loan were used to pay for professional services and registered capital of Baichuang Information Consulting (Shenzhen) Co. Ltd. (“Baichuang Information”) and government registration fees for Baichuang Information due to Chinese banks’ restriction of cash transfers.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Transfer of Cash

All of our revenues are earned by Jiangsu Xuefeng, our PRC controlled consolidated affiliate and subsidiary. PRC regulations restrict the ability to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends only out of accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amount of said fund reaches 50% of its registered capital. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. The limitations on the ability of our PRC subsidiary to transfer funds could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Lotus International Holdings Limited, a Hong Kong corporation and Baichuang Information Consulting (Shenzhen) Co., Ltd, a WFOE, is a bridge to transfer funds inside and outside the PRC. There are three ways for foreign cash to be transferred into Chinese subsidiaries:

(1) Capital funds: At the establishment of the WFOE, (Baichuang Consulting), in accordance with the provisions of PRC Foreign-Owned Enterprise Law, funds were injected as capital by Lotus International into its wholly owned foreign owned enterprise established in mainland China, Baichuang Consulting.

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

Pursuant to the Exclusive Technical Service and Business Consulting Agreement between Baichuang Consulting (WFOE) and Jiangsu Xuefeng, Baichuang Consulting is to provide technical support and consulting services to Jiangsu Xuefeng in exchange for (i) 95% of the total annual net income of Jiangsu Xuefeng and (ii) RMB100,000 per month (US$16,190). As a result, there are also two ways to transfer the funds from inside the PRC to outside the PRC:

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

 (2) According to the provisions of the Service Fee in Article 3 of the Exclusive Technology Service and Business Consulting Agreement, a management fee of $16,190 will be paid to Baichuang Consulting each month, and in turn Baichuang Consulting will be in compliance with the provisions of the PRC Foreign-Owned Enterprise Law and transfer this income to Lotus International (HK company) for the purpose of profit distribution.

The earnings and cash transfer procedures are all designed to comply with PRC regulations. As a result, there will be no government regulations which will impact our transactions to transfer cash within our corporate structure. However, when the funds are transferred outside the PRC, all transferred amounts will be reported to the national tax bureau to examine whether the local and national taxes have been fully paid by Jiangsu Xuefeng and Baichuang Consulting.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, for the reasons set forth below, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2013, the Company determined that there were control deficiencies that constituted the following material weaknesses:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

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

China Xuefeng Environmental Engineering Inc.

Date: October 21, 2013	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: October 21, 2013	By:	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)