Form 10-Q
period 2013-11-30
China Xuefeng Environmental Engineering Inc.
filed 2014-01-21
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2013
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

As of January 13, 2014, there were 55,200,000 outstanding shares of common stock of the registrant, par value $.001 per share.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.

QUARTERLY REPORT ON FORM 10-Q
November 30, 2013

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

 Consolidated Financial Statements for the
Three and Six Months Ended November 30, 2013 and 2012

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(IN U.S.$)

	November 30,	May 31,
ASSETS	2013	2013
	(Unaudited)

Current assets:
Cash	$19,036,448	$16,341,986
Prepaid expenses	16,461	97,496
Deferred income taxes	67,279	333,300

Total current assets	19,120,188	16,772,782

Fixed assets, net	31,573	21,851

Other assets:
Prepayment for acquisition of land use right	815,500	808,000

TOTAL ASSETS	$19,967,261	$17,602,633

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN U.S.$)

	November 30,	May, 31
LIABILITIES AND STOCKHOLDERS’ EQUITY	2013	2013
	(Unaudited)

Current liabilities:
Deferred revenue	$1,908,270	$1,333,200
Taxes payable	279,459	606,777
Loan from stockholders	215,059	182,526
Accrued liabilities and other payables	34,993	32,817
Total current liabilities	2,437,781	2,155,320

Stockholders’ equity:
Common stock, $0.001 par value per share,75,000,000 shares authorized; 55,200,000 shares issued and outstanding as of November 30, 2013 and May 31, 2013	55,200	55,200
Additional paid in capital	11,389,049	11,389,049
Statutory reserve fund	496,012	309,655
Retained earnings	4,530,991	2,880,650
Other comprehensive income	544,559	396,533

Stockholders’ equity before noncontrolling interests	17,015,811	15,031,087
Noncontrolling interests	513,669	416,226

Total stockholders’ equity	17,529,480	15,447,313

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,967,261	$17,602,633

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 (UNAUDITED, IN U.S.$)

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012

Revenue	$1,781,880	$1,519,520	$2,947,560	$2,151,520
Cost of revenue	(94,710)	(199,876)	(203,465)	(285,233)

Gross profit	1,687,170	1,319,644	2,744,095	1,866,287

Operating expenses
Selling and marketing	21,637	4,609	52,895	9,207
General and administrative	73,605	80,169	147,392	181,534

Total operating expenses	95,242	84,778	200,287	190,741

Income from operations	1,591,928	1,234,866	2,543,808	1,675,546
Interest income	15,154	1,518	29,361	3,013

Income before provision for income taxes	1,607,082	1,236,384	2,573,169	1,678,559
Provision for income taxes	401,771	301,200	643,293	411,755

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 (UNAUDITED, IN U.S.$)

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012

Net income	1,205,311	935,184	1,929,876	1,266,804
Noncontrolling interests	(58,602)	(45,180)	(93,178)	(55,712)

Net income attributable to common stockholders	$1,146,709	$890,004	$1,836,698	$1,211,092

Earnings per common share, basic and diluted	$0.02	$0.02	$0.03	$0.03

Weighted average shares outstanding, basic and diluted	55,200,000	41,200,000	55,200,000	41,200,000

Comprehensive Income:
Net Income	$1,205,311	$935,184	$1,929,876	$1,266,804
Foreign currency translation adjustment	119,467	58,745	152,291	57,962

Comprehensive income	1,324,778	993,929	2,082,167	1,324,766
Comprehensive income attributable to noncontrolling interests	(61,257)	(48,107)	(97,443)	(58,600)

Net Comprehensive income attributable to common stockholders	$1,263,521	$945,822	$1,984,724	$1,266,166

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2013 (UNAUDITED, IN U.S.$)

	Common Stock	Additional Paid-in Capital	Statutory Reserve Fund	Retained Earnings	Other Comprehensive Income	Noncontrolling Interests	Total

Balance, May 31, 2013	$55,200	$11,389,049	$309,655	$2,880,650	$396,533	$416,226	$15,447,313

Net income	-	-	-	1,836,698	-	93,178	1,929,876

Appropriation to statutory reserve	-	-	186,357	(186,357)	-	-	-

Foreign currency translation adjustment	-	-	-	-	148,026	4,265	152,291

Balance, November 30, 2013	$55,200	$11,389,049	$496,012	$4,530,991	$544,559	$513,669	$17,529,480

See accompanying notes to the consolidated financial statements

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 (UNAUDITED, IN U.S. $)

	Six Months Ended November 30,
	2013	2012

Cash flows from operating activities:
Net income	$1,929,876	$1,266,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,102	5,142
Decrease in deferred income taxes	267,960	2,641
Changes in operating assets and liabilities:
Decrease in prepaid expenses	81,035	3,498
Increase in accounts payable	-	38,232
Increase in deferred revenue	575,070	477,900
(Decrease) increase in income taxes payable	(327,318)	282,421
Increase (decrease) in accrued liabilities	2,176	(40,975)

Net cash provided by operating activities	2,535,901	2,035,663

Cash flows from investing activities:
Purchase of equipment	(16,581)	(4,459)

Cash flows from financing activities:
Repayment of stockholder loan	-	(47,903)
Proceeds from stockholder loan	31,000	149,031

Net cash provided by financing activities	31,000	101,128

Effect of exchange rate changes on cash	144,142	30,178

Net change in cash	2,694,462	2,162,510
Cash, beginning	16,341,986	4,139,165

Cash, end	$19,036,448	$6,301,675

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$366,153	$128,783

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 (UNAUDITED)

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

On November 27, 2012, the Company filed a certificate of amendment to its articles of incorporation to change its name from “NYC Moda, Inc.” to “China Xuefeng Environmental Engineering Inc.” (the “Name Change”) and to initiate a 4-for-1 forward stock split (the “Forward Split”) of its outstanding shares of common stock.  The effective dates of the Name Change and the Forward Split were December 14, 2012 and December 17, 2012, respectively.  Upon the effectiveness of the Forward Split, the number of outstanding shares of the Company’s common stock increased from 10,300,000 to 41,200,000 shares. The effect of the stock split was applied retroactively to all the periods’ consolidated financial statements as if the current structure existed since the inception of the periods presented.  On March 19, 2013, the Company issued 14,000,000 shares of common stock to 12 unrelated individuals in a private offering, generating $7,096,579 in net proceeds.  The number of authorized shares of common stock remains at 75,000,000 shares.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 1.   ORGANIZATION (CONTINUED)

Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, the WFOE provides technical support, consulting, training, marketing and operation consulting services to Jiangsu Xuefeng.  In consideration for such services, Jiangsu Xuefeng has agreed to pay an annual service fee to the WFOE of 95% of Jiangsu Xuefeng’s annual net income with an additional payment of approximately US$16,240 (RMB 100,000) each month.  The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 (UNAUDITED)

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF ACCOUNTING AND PRESENTATION (CONTINUED)

ASSETS	November 30, 2013	May 31, 2013
	(Unaudited, in U.S. $)	(In U.S. $)
Current assets:
Cash	$18,791,045	$16,186,742
Prepaid expenses	15,476	96,511
Deferred income taxes	67,279	333,300

Total current assets	18,873,800	16,616,553

Fixed assets	56,400	39,382
Less: accumulated depreciation	24,827	17,531

Fixed assets, net	31,573	21,851

Other assets:
Prepayment for acquisition of land use right	815,500	808,000

TOTAL ASSETS	$19,720,873	$17,446,404

LIABILITIES

Current liabilities:
Due to China Xuefeng Environmental Engineering Inc. (1)	$7,096,579	$7,031,313
Payable to WFOE(2)	4,890,881	3,120,492
Deferred revenue	1,908,270	1,333,200
Taxes payable	220,539	570,451
Loan from stockholder	187,107	154,105
Accrued liabilities	34,993	32,817

Total current liabilities	14,338,369	12,242,378

TOTAL LIABILITIES	$14,338,369	$12,242,378

(1)
Payable for issuance of common stock represents the proceeds received by Jiangsu Xuefeng for the 14,000,000 common shares issued by China Xuefeng Environmental Engineering Inc. on March 19, 2013 at $0.50 each (approximately US$7,000,000).

(2)
Payable to WFOE represents outstanding amounts due to Baichuang Information Consulting (Shenzhen) Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Jiangsu Xuefeng in exchange for 95% of Jiangsu Xuefeng’s net income.  The monthly payments of RMB 100,000 (approximately US$16,240) was paid as of November 30, 2013 and May 31, 2013.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF ACCOUNTING AND PRESENTATION (CONTINUED)

	For the three months ended November 30		For the six months ended November 30
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$1,781,880	$1,519,520	$2,947,560	$2,151,520
Net income (3)	$1,172,038	$935,184	$1,863,567	$1,266,804

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to WFOE.

	For the six months ended November 30
	2013	2012
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$2,446,998	$2,035,982
Net cash (used in) investing activities	(16,581)	(4,459)
Net cash provided by financing activities	31,000	70,000

The financial statements for the three and six months ended November 30, 2013 and 2012, include China Xuefeng Environmental Engineering Inc., Inclusion, Lotus and its wholly owned subsidiary, Baichuang Consulting and its VIE, Jiangsu Xuefeng.  All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF ACCOUNTING AND PRESENTATION (CONTINUED)

The unaudited interim consolidated financial statements of the Company as of November 30, 2013 and for the three and six months periods ended November 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC.  The results of operations for the three and six months ended November 30, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending May 31, 2014.

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

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of the Company’s financial statements are recorded as other comprehensive income (loss).

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION (CONTINUED)

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	November 30, 2013	May 31, 2013	November 30, 2012

Balance sheet items, except for stockholders’ equity, as of year or period end	0.1631	0.1616	0.1593

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows for the period	0.1624	N/A	0.1582

For the three months ended November 30, 2013 and 2012, foreign currency translation adjustments of $119,467 and $58,745, respectively, have been reported as other comprehensive income or loss.  For the six months ended November 30, 2013 and 2012, foreign currency translation adjustments of $152,291 and $57,962 have been reported as other comprehensive income.  Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 (UNAUDITED)

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 (UNAUDITED)

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

The Company allocates the arrangement consideration based on their relative selling prices.  Revenues for deliverables under improvement and upgrade services are recognized by the end of the improvement and upgrade period at the time the performance testing is passed and the final evaluation report is provided by the customer, which generally is within 30 days, assuming all other revenue recognition criteria are met.  Revenues for patent licensing are recognized monthly over the licensing period.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820, “Fair Value Measurement,” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis.  Non-derivative financial instruments include cash, payables and accrued liabilities.  As of November 30, 2013 and May 31, 2013, the carrying values of these financial instruments approximated their fair values due to their short term nature.

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

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers.  As of November 30, 2013 and May 31, 2013, the Company did not have any accounts receivable.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

FIXED ASSETS

Fixed assets are recorded at cost, less accumulated depreciation.  Cost includes the prices paid to acquire the assets, and any expenditures that substantially increase the asset’s value or extends the useful life of an existing asset.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited.  Maintenance and repairs are generally expensed as incurred.  The estimated useful lives for fixed assets categories are as follows:

Computers and equipment	3 years
Motor vehicles	4 years
Fixtures and furniture	5 years

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED REVENUE

Deferred revenue includes payments received in advance for a) improvement and upgrade services and b) patent licensing fees.  These payments received but not yet earned are recognized as deferred revenue on the consolidated balance sheets.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  At May 31, 2013, the differences relate entirely to revenue deferred for financial statement purposes.  During the quarter ended August 31, 2013, as permitted by the PRC tax law, the Company began recognizing revenue from patent licensing fees for income tax purposes, based on when it is earned rather than when it is collected, consistent with financial statement purposes.  As a result, there are no differences between the basis of assets and liabilities for financial statement and income tax purposes for deferred revenue and, as a result, deferred income taxes are no longer required to be recognized.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of November 30, 2013 and May 31, 2013, the Company does not have a liability for any unrecognized tax benefits.

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  For the three months ended November 30, 2013 and 2012, advertising expense was $4,095 and $0, respectively.  For the six months ended November 30, 2013 and 2012, advertising expenses was $15,428 and $0, respectively.

STATUTORY RESERVE FUND

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after use is not less than 25% of registered capital. For six months ended November 30, 2013 and 2012, a statutory reserve of $186,357 and $121,018, respectively, were required to be allocated by the Company.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 (UNAUDITED)

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

On March 5, 2013, the FASB issued ASU 2013-05 to provide guidance for whether to release cumulative translation adjustments (“CTA”) upon certain derecognition events.  The update was issued to resolve the diversity in practice about whether Subtopic ASC 810-10, “Consolidation-Overall,” or ASC 830-30, “Foreign Currency Matters-Translation of Financial Statements,” applies to such transactions.  ASU 2013-05 is effective prospectively for all entities with derecognition events after the effective date.  For public entities, the guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013.  ASC 830-30 applies when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity.  Consequently, the CTA is released into net income only if the transaction results in complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided.  Otherwise, no portion of the CTA is released.  The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 4.   FIXED ASSETS

Fixed assets are summarized as follows:

	November 30, 2013	May 31, 2013
	(Unaudited)

Computers and equipment	$27,920	$26,306
Motor vehicles	15,282	-
Fixtures and furniture	13,197	13,076

	56,400	39,382
Less: Accumulated depreciation	(24,827)	(17,531)

	$31,573	$21,851

For the three months ended November 30, 2013 and 2012, depreciation expense was $3,935 and $2,741, respectively.  For the six months ended November 30, 2013 and 2012, depreciation expense was $7,102 and $5,142, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 5.   PREPAYMENT FOR ACQUISITION OF LAND USE RIGHT

On March 23, 2012, the Company entered into an agreement with a PRC owned third party to acquire a 50-year land use right for construction of a factory facility for cash consideration of US$ 880,740, equivalent to RMB 5,400,000, of which US$ 815,500, equivalent to RMB 5,000,000 was paid before November 30, 2013.  As of November 30, 2013, the land used right had not been obtained and no certificate for the use of land had been issued to the Company.

The agreement provides terms that under certain circumstances, such as delay in construction, the Company may be subject to a penalty of up to 20% of the payment for the land use right, or forfeiture of the land use right.

NOTE 6.   ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	November 30, 2013	May 31, 2013
	(Unaudited)

Payroll	$21,639	$14,369
Professional fees	13,024	18,306
Other	330	142

	$34,993	$32,817

NOTE 7.   INCOME TAXES

The provision for income taxes consisted of the following:

	For the three months ended November 30		For the six months ended November 30
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$158,096	$301,200	$375,333	$409,114
Deferred	243,675	-	267,960	2,641

	$401,771	$301,200	$643,293	$411,755

The Company is required to file income tax returns in both the PRC and the United States.  PRC tax filings for the tax year ended December 31, 2012 were examined by the PRC tax authorities in May 2013. The tax filings were accepted and no adjustments were proposed by the PRC tax authorities.

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the fiscal year ended April 30, 2013 and for the one month

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 7.   INCOME TAXES (CONTINUED)

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

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through November 30, 2013.  However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties. The tax years ended April 30, 2013 and 2012 and one month tax period ended May 31, 2013 remain open to examination by the IRS.

NOTE 8.   RELATED PARTY TRANSACTIONS

On August 5, 2012, the Company entered into an agreement to lease the rights of a patent on garbage recycling processing technology from Li Yuan, one of the Company’s officers/stockholders.  Under the current terms, the Company is required to pay a fee of $12,992 (RMB 80,000) each month for five years from September 2012 to August 2017.  As of November 30, 2013 and May 31, 2013, a prepaid patent leasing fee of $13,048 and $90,496, respectively, are included in prepaid expenses on the consolidated balance sheets, respectively.

The remaining payments for the patent rights as of November 30, 2013 are as follows:

Period Ending	Annual
May 31,	Amount

2014	64,960
2015	155,904
2016	155,904
2017	155,904
Thereafter	38,976

$571,648

The Company obtained a demand loan from the above officer/stockholder which is non-interest bearing. The loan of approximately $187,000 representing expenses paid by the above officer/stockholder and approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. (“Baichuang Consulting”) for the year ended May 31, 2013. For the six months ended November 30, 2013, Baichuang Consulting made no payments to the above officer/stockholder.  The balance is reflected as loan from stockholders as of November 30, 2013 and May 31, 2013.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 9.   LEASES

The Company leases office space under a one-year operating lease from an unrelated third party, which expired on March 31, 2013 and was extended to March 31, 2016.  The lease requires the Company to prepay the rental for one year of $7,253 (RMB 44,664). The related prepayments of $2,428 and $6,015 are included in the prepaid expenses on the consolidated balance sheets as of November 30, 2013 and May 31, 2013, respectively.  The lease provides for renewal options.  Rent expense charged to operations for the three and six months ended November 30, 2013 and 2012 was $1,818 and $1,769, respectively, and $3,627 and $3,533, respectively.  The minimum future rentals under the lease as of November 30, 2013 are as follows:

Period Ending
May 31,	Amount

2014	$1,209
2015	7,253
2016	6,045

$14,507

NOTE 10.   CONTINGENCIES

As disclosed in Note 7, the Company was delinquent in filing certain tax returns with the U.S. Internal Revenue Service.  The Company is unable to determine the amount of penalties, if any, that may be assessed at this time.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

The Company did not file the information report for the year ended December 31, 2012 concerning its interest in foreign bank accounts on form TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBAR”).  Not complying with the FBAR reporting and recordkeeping requirements will subject the Company to civil penalties up to $10,000 for each year it has foreign bank accounts.  The Company has not determined the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

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

The following table represents certain information about the Company’s customers which individually accounted for more than 10% of the Company’s gross revenue during the periods indicated:

	For the three months ended		For the six months ended
	November 30, 2013		November 30, 2013
	Amount	%	Amount	%
CUSTOMER 1	*	*	584,640	19.83%
CUSTOMER 2	560,280	31.44%	560,280	19.01%
CUSTOMER 3	487,200	27.34%	487,200	16.53%

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 11.   CONCENTRATION OF CREDIT RISK (CONTINUED)

	For the three months ended		For the six months ended
	November 30, 2012		November 30, 2012
	Amount	%	Amount	%
CUSTOMER 1	498,593	32.81%	498,330	23.16%
CUSTOMER 2	474,850	31.25%	474,600	22.06%
CUSTOMER 3	474,850	31.25%	474,600	22.06%
CUSTOMER 4	*	*	545,790	25.37%
*Less than 10% of total revenues.

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

Overview

We are in the business of providing services to optimize garbage-recycling processes. We utilize our licensed patented “comprehensive and harmless garbage-processing equipment” to upgrade software systems and reconstruct hardware for our clients, and thus expand the sorting scope and capacity of our clients’ garbage recycling equipment. We conduct our operations through our controlled consolidated affiliate Jiangsu Xuefeng.

Our Services

With the development of the urbanization in China, the amount of household garbage is growing, whereas the processing capability of garbage processing equipment cannot satisfy the demand. In order to resolve the defects of the processing equipment of other garbage processing plants, we provide upgrades and improvement to the software systems and hardware equipment by installing the various systems of our licensed patented technology “comprehensive and harmless garbage-processing equipment” into customers’ equipment, and reconstructing the hardware to expand the garbage sorting scope and capacity of our clients’ equipment.

The patented “harmless and comprehensive garbage processing equipment” has high garbage processing capacity and stable operation capability. It is the first modern system equipment in China to use DCS (Distributed Control System) centralized control, by which mechanical automation will be realized for the comprehensive treatment of life garbage. Its core technology is to organically integrate the anaerobic digestion and aerobic fermentation garbage process, degrade and transform the organic matter of domestic waste, effectively sort out the garbage and recycle all kinds of materials, to eventually realize the true waste resource utilization and harmless utilization, with its resource utilization and harmless utilization rate approximate 100%. The resource recovery products, biogas, can not only be used for meeting the needs of the plant itself, but also for outer supply, which greatly improves the efficiency of garbage processing of customer’s equipment, decreases production cost, and increases the recovery return of garbage processing.

The comprehensive and harmless garbage processing equipment is comprised of a waste digestion pretreatment system, methane gas power generation system, sorting processing system, bricklaying building system, leachate treatment system, DCS (distribution control system), XFET-5 ecological and water-saving toilets and excrement comprehensive processing system and various material collection systems. The equipment technology is designed and manufactured based on the complicated situation of the household garbage in China. According to the features of various garbage, the equipment utilizes the wind-force, gravity, magnetic, shape etc, to process the garbage by the combined way of machine selecting, winnowing, magnetic separation, automatic cutting, smashing and other technological processes. The equipment has large processing capacity and could run whole day. The stand-alone equipment can process 500 tons to 1000 tons of garbage per day. It can sort and process complicated municipal solid waste, leaving no pollution and no residue, reaching the "3 without" standard of no waste gas, no waste water and no waste residue.

After we complete the internal system upgrade and hardware equipment improvement of the garbage equipment, we deliver the upgraded equipment to the customers. The customers will conduct inspection and performance testing to the upgraded equipment which is no more than one month pursuant to the contract to inspect whether the internal control system and the hardware structure can operate steadily and obtain the garbage process features. The inspection includes the following: whether the quality of the equipment and accessories after improvement can match the patented technology and process various kinds of garbage, whether the various garbage systems can process automatically, and whether the daily garbage processing capacity reaches the standard of the contract. If during the performance testing period, all the performance indexes can fulfill the requirements of the contract, it would be deemed that we have fully executed the agreements.

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

Results of Operations

Three months Ended November 30, 2013 compared to Three Months ended November 30, 2012

The following table sets forth in U.S. dollars key components of our unaudited results of operations during the three months periods ended November 30, 2013 and 2012, and the percentage change between 2013 and 2012:

	2013	2012	Percentage
	(U.S. $)	(U.S. $)	Change
Revenue	$1,781,880	$1,519,520	17%
Cost of revenue	(94,710)	(199,876)	(53%)
Gross profit	1,687,170	1,319,644	28%
Selling expenses	21,637	4,609	369%
General and administrative expenses	73,605	80,169	(8%)
Total operating expenses	95,242	84,778	12%
Operating income	1,591,928	1,234,866	29%
Interest income	15,154	1,518	898%
Income before provision for income taxes	1,607,082	1,236,384	30%
Provision for income taxes	401,771	301,200	33%
Net income	1,205,311	935,184	29%
Noncontrolling interests	(58,602)	(45,180)	30%
Net income attributable to common stockholders	$1,146,709	$890,004	29%

Revenue. We provide improvement and upgrading service for garbage processing equipment to our customers. This is a one-time service. We also lease the licensed patent to our customers. The patent licensing is limited to five years with payments due annually in advance.

Our sales for the three months ended November 30, 2013 increased by $268,360 or 17% compared the sales for the three months ended November 30, 2012. The primary reason for the substantial increase in sales was a direct result of the increase in revenue from patent licensing offset by the decrease in revenue from improvement and upgrading service. Meanwhile, the decrease in growth rate was related to decreased portion of revenue from improvement and upgrading service and increased portion of revenue from patent leasing. The following table sets forth our revenue for the three months periods ended November 30, 2013 and 2012 by segments:

	2013	2012	Percentage
	(U.S. $)	(U.S. $)	Change

Improvement and upgrading services	975,900	1,424,600	-31%
Patent licensing	805,980	94,920	749%
Total	1,781,880	1,519,520	17%

Improvement and Upgrading Services

For the three months ended November 30, 2013, revenue from improvement and upgrading services provided to two unrelated customers was $975,900. The services were completed and accepted by the customer and the payment was received in full as of November 30, 2013. For the three months ended November 30, 2012, revenue from improvement and upgrading services provided to three unrelated customers was $1,424,600. The services were completed and accepted by the customers and the payment was received in full as of November 30, 2012.

Patent Licensing

For the three months ended November 30, 2013, revenue from patent licensing was generated from 11 unrelated customers of $805,980. For the three months ended November 30, 2013, revenue from patent licensing was generated from two unrelated customers of $94,920.

Cost of Revenues. Our cost of revenues decreased to $94,710 for the three months ended November 30, 2013 from $199,876 for the three months ended November 30, 2012. The decrease in cost of revenues was mainly due to a 81% decrease in training expense of technical staff training in that technical staff requires less training as they obtain more experience. In addition, we were no longer subject to sales tax effective December 1, 2012, which further resulted in the decrease in cost of revenues.

Our costs of revenues primarily consist of fees paid to the related party for licensing the patent, employees’ salaries, insurance, training expenses and other daily operating expenses. In addition, business taxes were classified as cost of revenues before December 1, 2012. Under China tax law, our business tax should be changed to value added tax after December 1, 2012 but we are exempt from the value added tax by the authority of the local tax bureau.

Gross Profit. Our business stream has resulted in a high gross margin because we have no cost of products to be sold. Our cost of revenue is almost entirely direct labor and patent licensing fees, and other operating expenses. As a result, our gross profit increased to $1,687,170 for three months ended November 30, 2013 from $1,319,644 for three months ended November 30, 2012 which represented a gross profit ratio of 95% and 87%, respectively.

Selling and Marketing Expenses. Our selling and marketing expenses increased to $21,637 for three months ended November 30, 2013 from $4,609 for three months ended November 30, 2012 which represented an increase by 369%. Our selling and marketing expenses were primarily comprised of sales employees’ salary and insurance and advertising expenses. The increase in selling and marketing expenses was mainly due to the increased marketing expenses including remuneration of sales employees.

General and Administrative Expenses. Our general and administrative expenses decreased to $73,605 for three months ended November 30, 2013 from $80,169 for three months ended November 30, 2012, representing an 8% decrease. Our general and administrative expenses were primarily comprised of employees’ salaries, insurance, rent and professional fees.

Provision for Income Taxes. Our provision for income taxes increased to $401,771 for three months ended November 30, 2013 from $301,200 for three months ended November 30, 2012. Our effective tax rate for the three months ended November 30, 2013 and 2012 were the statutory rate 25%. Our tax filings for the year ended December 31, 2012 were examined by the tax authorities in April 2013. The tax filings were accepted and no adjustments were proposed by the tax authorities. The increase in the provision for income taxes was primarily due to the increase in our income.

Net Income. For the three months ended November 30, 2013 and 2012, we generated net income of $1,205,311 and $935,184, respectively.  This represented an increase in net income of $270,127 or 29%. The entrusted management agreements assign to Baichuang Consulting only 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a “non-controlling interest” of $58,602 and $45,180 for the three months ended November 30, 2013 and 2012, respectively, before recognizing net income attributable to the common stockholders of the Company on our Consolidated Statements of Income and Comprehensive Income.  After the discussed “non-controlling interest” deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the Company for the three months ended November 30, 2013 and 2012 was $1,146,709 and $890,004, representing $0.02 and $0.02 per share, respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended November 30, 2013 and 2012, a foreign currency gain of $119,467 and $58,745, respectively, have been reported as other comprehensive income and loss in the consolidated statements of income and other comprehensive income.

Six months Ended November 30, 2013 compared to Six Months ended November 30, 2012

The following table sets forth in U.S. dollars key components of our unaudited results of operations during the six months periods ended November 30, 2013 and 2012, and the percentage change between 2013 and 2012:

	2013	2012	Percentage
	(U.S. $)	(U.S. $)	Change
Revenue	$2,947,560	$2,151,520	37%
Cost of revenue	(203,465)	(285,233)	(29%)
Gross profit	2,744,095	1,866,287	47%
Selling expenses	52,895	9,207	475%
General and administrative expenses	147,392	181,534	(19%)
Total operating expenses	200,287	190,741	5%
Operating income	2,543,808	1,675,546	52%
Interest income	29,361	3,013	874%
Income before provision for income taxes	2,573,169	1,678,559	53%
Provision for income taxes	643,293	411,755	56%
Net income	1,929,876	1,266,804	52%
Noncontrolling interests	(93,178)	(55,712)	67%
Net income attributable to common stockholders	$1,836,698	$1,211,092	52%

Revenue. As discussed above, we provide improvement and upgrading service for garbage processing equipment to our customers. This is a one-time service. We also lease the licensed patent to our customers. The patent licensing is limited to five years with payments due annually in advance.

Our sales for the six months ended November 30, 2013 increased by $796,040 or 37% compared the sales for the six months ended November 30, 2012. The primary reason for the substantial increase in sales was a direct result of the increase in revenue from patent licensing offset by the decrease in revenue from improvement and upgrading service. The following table sets forth our revenue for the six months periods ended November 30, 2013 and 2012 by segments:

	2013	2012	Percentage
	(U.S. $)	(U.S. $)	Change

Improvement and upgrading services	1,461,600	2,056,600	-29%
Patent licensing	1,485,960	94,920	147%
Total	2,947,560	2,151,520	37%

Improvement and Upgrading Services

For the six months ended November 30, 2013, revenue from improvement and upgrading services provided to three unrelated customers was $1,461,600. The services were completed and accepted by the customer and the payment was received in full as of November 30, 2013.  For the six months ended November 30, 2012, revenue from improvement and upgrading services provided to five unrelated customers was $2,056,600. The services were completed and accepted by the customers and the payment was received in full as of November 30, 2012.

Patent Licensing

For the six months ended November 30, 2013, revenue from patent licensing was generated from 11 unrelated customers of $1,485,960. For the six months ended November 30, 2013, revenue from patent licensing was generated from two unrelated customers of $94,920.

Cost of Revenues. Our cost of revenues decreased to $203,465 for the six months ended November 30, 2013 from $285,233 for the six months ended November 30, 2012. The decrease in cost of revenues was mainly due to a 61% decrease in training expense of technical staff training in that technical staff requires less training as they obtain more experience. In addition, we were no longer subject to sales tax effective December 1, 2012, which further resulted in the decrease in cost of revenues.

Our costs of revenues primarily consist of fees paid to the related party for the patent licensing, employees’ salaries, insurance, training expenses and other daily operating expenses. In addition, business taxes were classified as cost of revenues before December 1, 2012. Under China tax law, our business tax should be changed to value added tax after December 1, 2012 but we are exempt from the value added tax by the authority of the local tax bureau.

Gross Profit. Our business stream has resulted in a high gross margin because we have no cost of products to be sold. Our cost of revenue is almost entirely direct labor, patent licensing fees, daily operating expenses. As a result, our gross profit increased to $2,744,095 for six months ended November 30, 2013 from $1,866,287 for six months ended November 30, 2012 which represented a gross profit ratio of 93% and 87%, respectively.

Selling and Marketing Expenses. Our selling and marketing expenses increased to $52,895 for six months ended November 30, 2013 from $9,207 for six months ended November 30, 2012 which represented an increase by 475%. Our selling and marketing expenses were primarily comprised of sales employees’ salary and insurance and advertising expenses. The increase in selling and marketing expenses was mainly due to the increased marketing expenses including remuneration of sales employees.

General and Administrative Expenses. Our general and administrative expenses decreased to $147,392 for six months ended November 30, 2013 from $181,534 for six months ended November 30, 2012, representing a 19% decrease. Our general and administrative expenses were primarily comprised of employees’ salaries, insurance, rent and professional fees.

Provision for Income Taxes. Our provision for income taxes increased to $643,293 for six months ended November 30, 2013 from $411,755 for six months ended November 30, 2012. Our effective tax rate was the same as the statutory rate of 25% for the six months ended November 30, 2013 and 2012. Our tax filings for the year ended December 31, 2012 were examined by the tax authorities in April 2013. The tax filings were accepted and no adjustments were proposed by the tax authorities. The increase in the provision for income taxes was primarily due to the increase in our income.

Net Income. For the six months ended November 30, 2013 and 2012, we generated net income of $1,929,876 and $1,266,804, respectively.  This represented an increase in net income of $663,072 or 52%. The entrusted management agreements assign to Baichuang Consulting only 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a “non-controlling interest” of $93,178 and $55,712 for the six months ended November 30, 2013 and 2012, respectively, before recognizing net income attributable to the common stockholders of the Company on our Consolidated Statements of Income and Comprehensive Income.  After that the discussed “non-controlling interest” deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the Company for the six months ended November 30 and 2012 was $1,836,698 and $1,211,092, representing $0.03 and $0.03 per share, respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the six months ended November 30, 2013 and 2012, a foreign currency gain of $152,291 and $57,962, respectively, have been reported as other comprehensive income and loss in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of November 30, 2013, we had cash and cash equivalents of $19,036,448, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from capital contributions of $4,541,532 to Jiangsu Xuefeng’s capital contributions  since January 2011, net proceeds of the private placement completed in March 2013 and cash provided from the operations. Despite our large cash balances, the interest income generated for the period ended November 30, 2013 was nominal for principally two reasons: the bank’s current deposit interest rate is very low, and the annual interest rates float up or down within 0.35% range; The interest income reported in our financial statements is the net interest after deducting bank service charges and overdraft fees. The overdraft fee was calculated as 2% of the overdraft limit. We terminated this overdraft service in April 2013, and no overdraft fees are deducted from our interest income thereafter.

To date, we have financed our operations primarily through equity contributions by our stockholders, a private placement and cash flows from operations. We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Operating activities

Net cash provided by operating activities was $2,535,901 for the six months ended November 30, 2013. Comparing with the net income of $1,929,876 for the six months ended November 30, 2012, the difference was mainly due to the increase in deferred revenue. Net cash provided by operating activities was $2,035,663 for the six months ended November 30, 2012.  Comparing with the net income of $1,266,804, the difference was mainly due to the increase in deferred revenue and income tax payable.

Investing activities

Net cash used for investing activities represented the expenditures on purchasing equipment. For the six months ended November 30, 2013 and 2012, $16,581 and $4,459 were used for purchase of equipment, respectively.

Financing activities

For the six months ended November 30, 2013 and 2012, the net cash provided by financing activities consists of net proceeds of the stockholder loan of $31,000 and $101,128, respectively. The proceeds from the stockholder loan were used to pay professional fees.

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

Pursuant to the Exclusive Technical Service and Business Consulting Agreement between Baichuang Consulting (WFOE) and Jiangsu Xuefeng, Baichuang Consulting is to provide technical support and consulting services to Jiangsu Xuefeng in exchange for (i) 95% of the total annual net income of Jiangsu Xuefeng and (ii) RMB100,000 per month (US$16,280). As a result, there are also two ways to transfer the funds from inside the PRC to outside the PRC:

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

(2) According to the provisions of the Service Fee in Article 3 of the Exclusive Technology Service and Business Consulting Agreement, a management fee of $16,280 will be paid to Baichuang Consulting each month, and in turn Baichuang Consulting will be in compliance with the provisions of the PRC Foreign-Owned Enterprise Law and transfer this income to Lotus International (HK company) for the purpose of profit distribution.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, for the reasons set forth below, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2013, the Company determined that there were control deficiencies that constituted the following material weaknesses:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

China Xuefeng Environmental Engineering Inc.

Date: January 21, 2014	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: January 21, 2014	By:	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)