Form 10-Q
period 2014-02-28
China Xuefeng Environmental Engineering Inc.
filed 2014-04-21
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2014
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

As of April 17, 2014, there were 55,200,000 outstanding shares of common stock of the registrant, par value $.001 per share.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.

QUARTERLY REPORT ON FORM 10-Q
February 28, 2014

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA XUEFENG ENVIRONMENTAL
ENGINEERING INC. AND SUBSIDIARIES

 Consolidated Financial Statements for the
Three and Nine Months Ended February 28, 2014 and 2013

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(IN U.S.$)

	February 28,	May 31,
ASSETS	2014	2013
	(Unaudited)

Current assets:
Cash	$19,651,351	$16,341,986
Prepaid expenses	132,152	97,496
Deferred income taxes	12,240	333,300

Total current assets	19,795,743	16,772,782

Fixed assets, net	27,648	21,851

Other assets:
Prepayment for acquisition of land use right	816,000	808,000

TOTAL ASSETS	$20,639,391	$17,602,633

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN U.S.$)

	February 28,	May, 31
LIABILITIES AND STOCKHOLDERS’ EQUITY	2014	2013
	(Unaudited)

Current liabilities:
Deferred revenue	$2,203,200	$1,333,200
Taxes payable	111,466	606,777
Loan from stockholders	215,143	182,526
Accrued liabilities and other payables	45,413	32,817
Total current liabilities	2,575,222	2,155,320

Stockholders’ equity:
Common stock, $0.001 par value per share,75,000,000 shares authorized; 55,200,000 shares issued and outstanding as of February 28, 2014 and May 31, 2013	55,200	55,200
Additional paid-in capital	11,389,049	11,389,049
Statutory reserve fund	545,852	309,655
Retained earnings	4,988,121	2,880,650
Other comprehensive income	547,220	396,533

Stockholders’ equity before noncontrolling interests	17,525,442	15,031,087
Noncontrolling interests	538,727	416,226

Total stockholders’ equity	18,064,169	15,447,313

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,639,391	$17,602,633

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED, IN U.S.$)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013

Revenue	$886,380	$1,311,705	$3,833,940	$3,463,225
Cost of revenue	(75,991)	(114,941)	(279,456)	(400,174)

Gross profit	810,389	1,196,764	3,554,484	3,063,051

Operating expenses
Selling and marketing	20,281	28,405	73,176	37,612
General and administrative	96,960	154,248	244,352	335,782

Total operating expenses	117,241	182,653	317,528	373,394

Income from operations	693,148	1,014,111	3,236,956	2,689,657
Interest income	16,039	2,074	45,400	5,087

Income before provision for income taxes	709,187	1,016,185	3,282,356	2,694,744
Provision for income taxes	177,121	242,144	820,414	653,898

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED, IN U.S.$)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013

Net income	531,891	774,041	2,461,767	2,040,846
Noncontrolling interests	(24,921)	(36,322)	(118,607)	(88,402)

Net income attributable to common stockholders	$506,970	$737,719	$2,343,668	1,952,444

Earnings per common share, basic and diluted	$0.01	$0.02	$0.04	0.05

Weighted average shares outstanding, basic and diluted	55,200,000	41,200,000	55,200,000	41,200,000

Comprehensive Income:
Net Income	$531,891	$774,041	$2,461,767	2,040,846
Foreign currency translation adjustment	2,798	(11,600)	155,089	46,362

Comprehensive income	534,689	762,441	2,616,856	2,087,208
Comprehensive income attributable to noncontrolling interests	(25,058)	(32,107)	(122,501)	(90,707)

Net Comprehensive income attributable to common stockholders	$509,631	$730,334	$2,494,355	1,996,501
See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014 (UNAUDITED, IN U.S.$)

	Common Stock	Additional Paid-in Capital	Statutory Reserve Fund	Retained Earnings	Other Comprehensive Income	Noncontrolling Interests	Total

Balance, May 31, 2013	$55,200	$11,389,049	$309,655	$2,880,650	$396,533	$416,226	$15,447,313

Net income	-	-	-	2,343,668	-	118,099	2,461,767

Appropriation to statutory reserve	-	-	236,197	(236,197)	-	-	-

Foreign currency translation adjustment	-	-	-	-	150,687	4,402	155,089

Balance, February 28, 2014	$55,200	$11,389,049	$545,852	$4,988,121	$547,220	$538,727	$18,064,169

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED, IN U.S. $)

	Nine Months Ended February 28,
	2014	2013

Cash flows from operating activities:
Net income	$2,461,767	$2,040,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,054	7,937
Decrease (increase) in deferred income taxes	323,565	(431,248)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(34,656)	(121,922)
Increase in deferred revenue	870,000	1,741,050
(Decrease) increase in income taxes payable	(495,311)	522,673
Increase (decrease) in accrued liabilities	12,596	(54,183)

Net cash provided by operating activities	3,149,015	3,705,153

Cash flows from investing activities:
Purchase of equipment	(16,622)	(4,657)

Cash flows from financing activities:
Repayment of stockholder loan	-	(47,994)
Proceeds from stockholder loan	31,000	175,031

Net cash provided by financing activities	31,000	127,037

Effect of exchange rate changes on cash	145,972	18,790

Net change in cash	3,309,365	3,846,323
Cash, beginning	16,341,986	4,139,165

Cash, end	$19,651,351	$7,985,488

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$291,480	$564,536

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED)

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED)

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED)

NOTE 1.   ORGANIZATION (CONTINUED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. The unaudited consolidated financial statements for the three and nine months ended February 28, 2014 and 2013, include China Xuefeng Environmental Engineering Inc., Inclusion, Lotus and its wholly owned subsidiary, Baichuang Consulting and its VIE, Jiangsu Xuefeng.  All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF ACCOUNTING AND PRESENTATION (CONTINUED)

The unaudited interim consolidated financial statements of the Company as of February 28, 2014 and for the three and nine months periods ended February 28, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC.  The results of operations for the three and nine months ended February 28, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending May 31, 2014.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

VARIABLE INTEREST ENTITY

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

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.  The reporting entity’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de facto agents, have the unilateral ability to exercise those rights.  Jiangsu Xuefeng’s actual stockholders do not hold any kick-out rights that affect the consolidation determination.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITY (CONTINUED)

The following are financial statement amounts and balances of Jiangsu Xuefeng that have been included in the accompanying consolidated financial statements.

ASSETS	February 28, 2014	May 31, 2013
	(Unaudited, in U.S. $)	(In U.S. $)
Current assets:
Cash	$19,408,688	$16,186,742
Prepaid expenses	131,167	96,511
Deferred income taxes	12,240	333,300

Total current assets	19,552,095	16,616,553

Fixed assets	56,434	39,382
Less: accumulated depreciation	(28,786)	(17,531)

Fixed assets, net	27,648	21,851

Other assets:
Prepayment for acquisition of land use right	816,000	808,000

TOTAL ASSETS	$20,395,743	$17,446,404

LIABILITIES

Current liabilities:
Due to China Xuefeng Environmental Engineering Inc. (1)	$7,100,930	$7,031,313
Payable to WFOE(2)	5,335,366	3,120,492
Deferred revenue	2,203,200	1,333,200
Taxes payable	39,836	570,451
Loan from stockholder	187,222	154,105
Accrued liabilities	41,062	32,817

Total current liabilities	14,907,616	12,242,378

TOTAL LIABILITIES	$14,907,616	$12,242,378

(1)
Payable for issuance of common stock represents the proceeds received by Jiangsu Xuefeng for the 14,000,000 common shares issued by China Xuefeng Environmental Engineering Inc. on March 19, 2013 at $0.50 each (approximately US$7,000,000).

(2)
Payable to WFOE represents outstanding amounts due to Baichuang Information Consulting (Shenzhen) Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Jiangsu Xuefeng in exchange for 95% of Jiangsu Xuefeng’s net income.  The monthly payments of RMB 100,000 (approximately US$16,320) was not paid as of three months ended February 28, 2014 and was paid as of May 31, 2013.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITY (CONTINUED)

	For the three months ended February 28		For the Nine months ended February 28
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$886,380	$1,311,705	$3,833,940	$3,463,225
Net income (3)	$498,404	$653,793	$2,361,971	$1,768,039

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to WFOE.

	For the Nine months ended February 28
	2014	2013
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$3,008,769	$3,704,199
Net cash (used in) investing activities	(16,581)	(4,657)
Net cash provided by financing activities	31,000	96,131
Effect of exchange rate changes on cash	198,758	39,903

	$3,221,946	$3,835,576

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CHANGE OF FISCAL YEAR END DATE

In November 2012, in connection with the Share Exchange, the Company changed its fiscal year end date from April 30 to May 31.

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	February 28, 2014	May 31, 2013

Balance sheet items, except for stockholders’ equity, as of periods end	0.1632	0.1616

	For the three months ended February 28,		For the nine months ended February 28,
	2014	2013	2014	2013

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the periods	0.1636	0.1590	0.1628	0.1585

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION (CONTINUED)

For the three months ended February 28, 2014 and 2013, foreign currency translation adjustments of $2,798 and ($11,600), respectively, have been reported as other comprehensive income or loss.  For the nine months ended February 28, 2014 and 2013, foreign currency translation adjustments of $155,089 and $46,362 have been reported as other comprehensive income.  Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments

Although government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.

The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions.  Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US dollar reporting.

REVENUE RECOGNITION

Revenues are primarily derived from providing garbage recycling processing system technology support, renovation and upgrade services and patent licensing to customers.  The Company’s revenue recognition policies comply with FASB ASC 605 “Revenue Recognition.”  In general, the Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the products or services have been delivered or performed and collectability of the resulting receivable is reasonably assured.

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Multiple-Element Arrangements (Continued)

Improvement and Upgrade Service

The improvement and upgrade service is a one-time service.  An inspection is conducted by the customer according to industry standards within three days of the completion of the improvement and upgrade.  An acceptance form is provided by the customer if the inspection is satisfactory.  Performance testing is conducted on the upgraded equipment within one month.  Testing can be done in less than a month period.  A final evaluation report is provided within five days of the completion of the performance testing.  The fee for improvement and upgrade services is fixed and becomes due within 30 days, upon the signing of the contract and is not subject to refund, forfeiture or any other concession if patent licensing is not completed.  No warranty is provided by the Company.
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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Multiple-Element Arrangements (Continued)

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820, “Fair Value Measurement,” defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.  The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

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

Computers and equipment                                                                                    3 years
Motor vehicles                                                                                                        4 years
Fixtures and furniture                                                                                             5 years

IMPAIRMENT OF LONG-LIVED ASSESTS

The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets.  No impairment of long-lived assets was recognized for the periods presented.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED)

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of February 28, 2014 and May 31, 2013, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended February 28, 2014 and 2013.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

PRC

Jiangsu Xuefeng and Baichuang Consulting are subject to an Enterprise Income Tax at 25% and file their own tax returns.  Consolidated tax returns are not permitted in China.

BVI

Inclusion is incorporated in the BVI and is governed by the income tax laws of the BVI.  According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Lotus is incorporated in Hong Kong.  Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  For the three months ended February 28, 2014 and 2013, advertising expense was $8,998 and $23,775, respectively.  For the nine months ended February 28, 2014 and 2013, advertising expenses was $24,426 and $23,775, respectively.

STATUTORY RESERVE FUND

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after use is not less than 25% of registered capital. For nine months ended February 28, 2014 and 2013, a statutory reserve of $236,197 and $193,656, respectively, were required to be allocated by the Company.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED)

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax of the applicable jurisdiction does not require the entity to use, and entity does not intend to use, the deferred tax asset for such a purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013 and is not expected to have a material impact on the Company's consolidated financial statements.

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

NOTE 4.   FAIR VALUE MEASUREMENTS

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED)

NOTE 4.   FAIR VALUE MEASUREMENTS (CONTINUED)

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of February 28, 2014 and May 31, 2013, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

NOTE 5.   FIXED ASSETS

Fixed assets are summarized as follows:

	February 28, 2014	May 31, 2013
	(Unaudited)

Computers and equipment	$27,937	$26,306
Motor vehicles	15,292	-
Fixtures and furniture	13,205	13,076

	56,434	39,382
Less: Accumulated depreciation	(28,786)	(17,531)

	$27,648	$21,851

For the three months ended February 28, 2014 and 2013, depreciation expense was $3,952 and $2,796, respectively.  For the nine months ended February 28, 2014 and 2013, depreciation expense was $11,054 and $7,937, respectively.

NOTE 6.   PREPAYMENT FOR ACQUISITION OF LAND USE RIGHT

On March 23, 2012, the Company entered into an agreement with a PRC owned third party to acquire a 50-year land use right for construction of a factory facility for cash consideration of US$ 880,740, equivalent to RMB 5,400,000, of which US$ 815,500, equivalent to RMB 5,000,000 was included in other assets.  As of February 28, 2014, the land used right had not been obtained and no certificate for the use of land had been issued to the Company.

The Company is attemptingto reclaim the prepayment after the local government recently decided not to issue the land use right.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED)

NOTE 7.   ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	February 28, 2014	May 31, 2013
	(Unaudited)

Payroll	$14,732	$14,369
Professional fees	26,000	18,306
Other	4,681	142

	$45,413	$32,817

NOTE 8.   INCOME TAXES

The provision for income taxes consisted of the following:

	For the three months ended February 28		For the Nine months ended February 28
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$122,216	$676,003	$497,024	$1,085,146
Deferred	55,080	(433,889)	323,565	(431,248)

	$177,296	$242,144	$820,589	$653,898

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

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through February 28, 2014.  However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties. The tax years ended April 30, 2013 and 2012 and one month tax period ended May 31, 2013 remain open to examination by the IRS.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED)

NOTE 9.   RELATED PARTY TRANSACTIONS

On August 5, 2012, the Company entered into an agreement to lease the rights of a patent on garbage recycling processing technology from Li Yuan, an officer/stockholder.  Under the current terms, the Company is required to pay a fee of $12,992 (RMB 80,000) each month for five years from September 2012 to August 2017.  As of February 28, 2014 and May 31, 2013, a prepaid patent leasing fee of $130,560 and $90,496, respectively, are included in prepaid expenses on the consolidated balance sheets, respectively.

The remaining payments for the patent rights as of February 28, 2014 are as follows:

Period Ending	Annual
May 31,	Amount

2015	65,120
2016	156,288
2017	156,288
Thereafter	39,072

$416,768

The Company obtained a demand loan from the above officer/stockholder which is non-interest bearing. The loan of approximately $187,000, representing expenses paid by the above officer/stockholder and approximately $79,000 representing the registered capital and operating expenses of the WOFE for the year ended May 31, 2013.  For the nine months ended February 28, 2014 the Company made no payments to the above officer/stockholder

NOTE 10.   LEASES

The Company leases office space under a one-year operating lease from an unrelated third party, which expired on March 31, 2013 and was extended to March 31, 2016.  The lease requires the Company to prepay the rental for one year of $7,289 (RMB 44,664).  The related prepayments of $607 and $6,015 are included in the prepaid expenses on the consolidated balance sheets as of February 28, 2014 and May 31, 2013, respectively.  The lease provides for renewal options.  Rent expense charged to operations for the three and nine months ended February 28, 2014 and 2013 was $1,827 and $1,762, respectively, and $5,453 and $5,286, respectively.  The minimum future rentals under the lease as of February 28, 2014 are as follows:

Period Ending
May 31,	Amount

2014	$1,818
2015	7,271
2016	6,059

$15,148

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED)

NOTE 11.   CONTINGENCIES

As disclosed in Note 8, the Company was delinquent in filing certain tax returns with the U.S. Internal Revenue Service.  The Company is unable to determine the amount of penalties, if any, that may be assessed at this time.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

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

NOTE 12.   CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s assets and bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

The following tables represent certain information about the Company’s customers which individually accounted for more than 10% of the Company’s gross revenue during the periods ended February 28, 2014 and 2013 indicated:

	For the three months ended		For the nine months ended
	February 28, 2014		February 28, 2014
	Amount	%	Amount	%
CUSTOMER 1	*	*	659,340	17.20%
CUSTOMER 2	*	*	634,920	16.56%
CUSTOMER 3	*	*	561,660	14.65%

	For the three months ended		For the nine months ended
	February 28, 2013		February 28, 2013
	Amount	%	Amount	%
CUSTOMER 1	500,850	38.18%	499,275	12.68%
CUSTOMER 2	524,700	40.00%	523,050	13.28%
CUSTOMER 3	*	*	546,825	13.88%
CUSTOMER 4	*	*	546,825	13.88%
CUSTOMER 5	*	*	618,150	15.69%
CUSTOMER 6	*	*	570,600	14.49%

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

Our Services

With the development of the urbanization in China, the amount of household garbage is growing, whereas the processing capability of garbage processing equipment cannot satisfy the demand. In order to resolve the defects of the processing equipment of other garbage processing plants, we provide upgrades and improvement to the software systems and hardware equipment by installing the various systems of patented technology “comprehensive and harmless garbage-processing equipment” into the customers’ equipment, and reconstructure the hardware to expand the garbage sorting scope and capacity of our clients’ equipment.

The Patent technology of “harmless and comprehensive garbage processing equipment” provided by Jiangsu Xuefeng to its customersis to utilize the technology for high garbage processing and stable operation capacity. It is the first modern system equipment in China to use DCS (Distributed Control System) centralized control, by which mechanical automation will be realized for the comprehensive treatment of life garbage. Its core technology is to organically integrate the anaerobic digestion and aerobic fermentation garbage process, degrade and transform the organic matter of domestic waste, effectively sort out the garbage and recycle all kinds of materials, to eventually realize the true waste resource utilization and harmless utilization, with its resource utilization and harmless utilization rate approximate 100%. The resource recovery product, biogas, can not only be used for meeting the needs of the plant itself, but also for outer supply, which greatly improves the efficiency of garbage processing of customer’s equipment, decreases production cost, and increases the recovery return of garbage processing.

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

After we complete the internal system upgrade and hardware equipment improvement of the garbage equipment, we deliver the upgraded equipment to the customers. The customers will conduct inspection and performance testing of  the upgraded equipment no more than one month pursuant to the contract to inspect whether the internal control system and the hardware structure can operate steadily and reach the garbage process features. The inspecting items including the following: whether the quality of the equipment and accessories after improvement can match the patented technology and process various kinds of garbage, whether the various garbage systems can process automatically, and whether the daily garbage processing capacity reaches the standard of the contract. If during the performance testing period, all the performance indexes reach the requirements of the contract, it would be deemed that we have fully executed under the agreements.

Prior to the first service agreement in April 2012, we did not conduct any business activities except for the preparation of the business and the development of the clients, etc. When we complete the upgrading service for the client, we go through the acceptance check and commissioning of the company in accordance with the contract, to make sure that the service provided met the demand of the clients. After that, we are not subject to any additional services. The revenue we generated belongs to the service class income, with the main cost being the salaries of the staff and the leasing fees for the patent, whereas the hardware and software equipment, as well as the material used in the upgrading are the responsibility of the clients.

Recent Developments

Acquisition of Inclusion

The Company was organized in the state of Nevada on March 30, 2011. The Company was initially created to engage in the business of clothing distribution. Since its inception, the Company was a development stage company and had not earned any revenue.
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

Prior to the closing of the reverse acquisition, the Company’s prior shareholder, Mr. Zhenxing Liu, surrendered 7,895,000 shares of the common stock of the Company. Mr. Zhenxing Liu did not receive any consideration from the Company for accounting purposes. However, Mr. Zhenxing Liu retained 250,000 shares .

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

Private Offering

On March 19, 2013, we completed a closing of a private placement offering (the “Offering”) of shares of the Company’s common stock, par value $0.001 per share (the “Shares”), at a price of $0.50 per share, for an aggregate purchase price of $7,000,000 (the “Purchase Price”). Upon the closing, the Company issued 14,000,000 shares of its common stock pursuant to the Offering.

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

Results of Operations

Three and Nine months Ended February 28, 2014 compared to Three and Nine Months ended February 28, 2013

The following table sets forth in U.S. dollars key components of our unaudited results of operations during the three and nine months periods ended February 28, 2014 and 2013, and the percentage change between 2014 and 2013

	Three Months Ended February 28

	2014	2013	Percentage

	(U.S. $)	(U.S. $)	Change

Revenue	$886,380	$1,311,705	(32%)
Cost of revenue	(75,991)	(114,941)	(34%)
Gross profit	810,389	1,196,764	(32%)
Selling expenses	20,281	28,405	(29%)
General and administrative expenses	96,960	154,248	(37%)
Total operating expenses	117,241	182,653	(36%)
Operating income	693,148	1,014,111	(32%)
Interest income	16,039	2,074	673%
Income before provision for income taxes	709,187	1,016,185	(340%)
Provision for income taxes	177,296	242,144	(27%)
Net income	531,891	774,041	(31%)
Noncontrolling interests	(24,921)	(36,322)	(31%)
Net income attributable to common stockholders	506,970	737,719	(31%)

Revenue.  We provide one-time improvement and upgrading service for garbage processing equipment to our customers. We also lease the licensed patent to our customers on a five-year term with advance annual payment.

Our sales for the three months ended February 28, 2014 decreased by $425,325 or 32% compared to the sales for the three months ended February 28, 2013. The decrease was directly related to a lack of revenue from improvement and upgrading services. For the three months ended February 28, 2014, we did not generate any revenue from providing improvement and upgrading services; Our revenue for this period was entirely comprised of patent leasing fees from existing customers. The following table sets forth our revenue for the three months periods ended February 28, 2014 and 2013 by segments:

	Three Months Ended February 28

	2014	2013	Percentage

	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$-	$954,900	(100%)
Patent Leasing	886,380	356,805	148%
Total	886,380	1,311,705	(32%)

Improvement and Upgrading Services

For the three months ended February 28, 2014, we did not generate any revenue from improvement and upgrading services. For the three months ended February 28, 2013, revenue from improvement and upgrading services provided to two unrelated customers was $954,900. These services were completed and accepted by the customers and the payment was received in full as of February 28, 2013.

Patent Licensing

For the three months ended February 28, 2014, revenue from patent licensing was $886,380, derived from 12 customers. For the three months ended February 28, 2013, revenue from patent licensing was $356,805 derived from six unrelated customers.

Cost of Revenues.

Our cost of revenues decreased to $75,991 for the three months ended February 28, 2014 from $114,941 for the three months ended February 28, 2013. The decrease in cost of revenues was in line with the decrease in improvement and upgrading service, and was also due to the decrease in technical training expenses and other expenses associated directly with our technical department, e.g. entertainment, traveling expenses etc..

Our costs of revenues primarily consist of fees paid to the related party for licensing the patent, employees’ salaries, insurance, training expenses and other daily operating expenses. In addition, business taxes were classified as cost of revenues before December 1, 2012. After December 1, 2012, our business taxes were reclassified as value added tax under the tax law in China, but we are exempt from the value added tax by the authority of the local tax bureau.

Gross Profit.

As a result of the decrease in improvement and upgrading service revenue, our gross profit decreased to $810,389 for three months ended February 28, 2014 from $1,196,764 for three months ended February 28, 2013. Meanwhile, our business during the quarter ended February 28, 2014 has resulted in a slightly higher gross margin of 91.4% than that of 91.2% for the same period in 2013, because we have no cost directly related to improvement and upgrading services. Our cost of revenue is almost entirely direct labor and patent licensing fees, and other operating expenses.

Selling and Marketing Expenses. Our selling and marketing expenses decreased to $20,281 for three months ended February 28, 2014 from $28,405 for three months ended February 28, 2013 which represented a decrease of 29%. Our selling and marketing expenses were primarily comprised of sales employees’ salaries, insurance and advertising expenses. The decrease in selling and marketing expenses was mainly a result of decreased marketing expenses including remuneration of sales employees.

General and Administrative Expenses. Our general and administrative expenses decreased to $96,960 for three months ended February 28, 2014 from $154,248 for three months ended February 28, 2013, representing a 37% decrease. Our general and administrative expenses were primarily comprised of employees’ salaries, insurance, rent, and professional fees.

Provision for Income Taxes.  Our provision for income taxes decreased to $177,296 for three months ended February 28, 2014 from $242,144 for three months ended February 28, 2013. Our effective tax rate for the three months ended February 28, 2014 and 2013 was the statutory rate 25%. The decrease in the provision for income taxes was due to the decrease in our income.

Net Income. For the three months ended February 28, 2014 and 2013, we generated net income of $531,891 and $774,041, respectively.  This represented a decrease in net income of $242,150 or 31%. The entrusted management agreements assign to Baichuang Consulting 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a “non-controlling interest” of $24,921 and $36,322 for the three months ended February 28, 2014 and 2013, respectively, before recognizing net income attributable to common stock holders of the Company on our Consolidated Statements of Income and Comprehensive Income.  After the “non-controlling interest” assignment, and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the Company for the three months ended February 28, 2014 and 2013 was $506,970 and $737,719, representing $0.01 and $0.02 per share, respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on actual transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended February 28, 2014 and 2013, a foreign currency gain of $2,798 and loss $11,600, respectively, have been reported as other comprehensive income(loss) in the consolidated statements of income and other comprehensive income.

	Nine Months Ended February 28

	2014	2013	Percentage

	(U.S. $)	(U.S. $)	Change

Revenue	$3,833,940	$3,463,225	11%
Cost of revenue	(279,456)	(400,174)	(30%)
Gross profit	3,554,484	3,063,051	16%
Selling expenses	73,176	37,612	95%
General and administrative expenses	244,352	335,782	(27%)
Total operating expenses	217,528	373,394	(42%)
Operating income	3,236,956	2,689,657	20%
Interest income	45,400	5,087	792%
Income before provision for income taxes	3,282,356	2,694,744	22%
Provision for income taxes	820,589	653,898	25%
Net income	2,461,767	2,040,846	21%
Noncontrolling interests	(118,099)	(88,402)	34%
Net income attributable to common stockholders	2,343,668	1,952,444	20%

Revenue. As discussed above, we provide one-time improvement and upgrading service for garbage processing equipment to our customers. We also lease the licensed patent to our customers on a five-year term with advance annual payment.

Our sales for the nine months ended February 28, 2014 increased by $370,715 or 11% compared the sales for the nine months ended February 28, 2013. The increase in sales was a direct result of the increase in revenue from patent licensing fees offset by the decrease in revenue from improvement and upgrading services. The following table sets forth our revenue for the nine months periods ended February 28, 2014 and 2013 by segments:

	Nine Months Ended February 28

	2014	2013	Percentage

	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Service	$1,465,200	$3,011,500	(51%)
Patent Leasing	2,368,740	451,725	424%
Total	3,833,940	3,463,225	11%

Improvement and Upgrading Services

For the nine months ended February 28, 2014, revenue from improvement and upgrading services provided to three customers was $1,465,200. The services were completed and accepted by the customer and the payment was received in full as of February 28, 2014.  For the nine months ended February 28, 2013 revenue from improvement and upgrading services provided to seven customers was $3,011,500. The services were completed and accepted by the customers and the payment was received in full as of February 28, 2013.

Patent Licensing

For the nine months ended February 28, 2014, revenue from patent licensing was $2,368,740, derived from 12 unrelated customers of. For the nine months ended February 28, 2013, revenue from patent licensing was $451,725, derived from six unrelated customers.

Cost of Revenues. Our cost of revenues decreased to $279,456 for the nine months ended February 28, 2014 from $400,174 for the nine months ended February 28, 2013. The decrease in cost of revenues was in line with the decrease in improvement and upgrading service, and was also due to the decrease in technical training expenses and other expenses associated directly with our technical department, e.g. entertainment, traveling expenses etc..

Our costs of revenues primarily consist of fees paid to the related party for licensing the patent, employees’ salaries, insurance, training expenses and other daily operating expenses. In addition, business taxes were classified as cost of revenues before December 1, 2012. After December 1, 2012, our business taxes were reclassified as value added tax under the tax law in China, but we are exempt from the value added tax by the authority of the local tax bureau.

Gross Profit. Our gross profit increased to $3,554,484 for nine months ended February 28, 2014 from $3,063,051 for nine months ended February 28, 2013.  Our business during the nine months ended February 28, 2014 has resulted in a slightly higher gross margin of 93% than that of 88% for the same period in 2013, because we have no cost directly related to improvement and upgrading services. Our cost of revenue is almost entirely direct labor and patent licensing fees, and other operating expenses.

Selling and Marketing Expenses. Our selling and marketing expenses increased to $73,176 for nine months ended February 28, 2014 from $37,612 for nine months ended February 28, 2013 which represented an increase of 95%. Our selling and marketing expenses were primarily comprised of sales employees’ salaries, insurance and advertising expenses. The increase in selling and marketing expenses was principally due to increased marketing expenses including remuneration of sales employees.

General and Administrative Expenses. Our general and administrative expenses decreased to $244,352 for nine months ended February 28, 2014 from $335,782 for nine months ended February 28, 2013, representing a 27% decrease. Our general and administrative expenses were primarily comprised of employees’ salaries, insurance, rent, and professional fees.

Provision for Income Taxes. Our provision for income taxes increased to $820,589 for nine months ended February 28, 2014 from $653,898 for nine months ended February 28, 2013. Our effective tax rate was the statutory rate of 25% for the nine months ended February 28, 2014 and 2013. Our tax filings for the year ended December 31, 2012 were audited by the tax authorities in April 2013. No adjustments were proposed by the tax authorities as a result of the audit. The increase in the provision for income taxes was primarily due to the increase in our income.

Net Income.  For the nine months ended February 28, 2014 and 2013, we generated net income of $2,461,767 and $2,040,846, respectively.  This represented an increase in net income of $420,921 or 21%. The entrusted management agreements assign to Baichuang Consulting 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a “non-controlling interest” of $118,099 and $88,402 for the nine months ended February 28, 2014 and 2013, respectively, before recognizing net income attributable to the common stock holders of the Company on our Consolidated Statements of Income and Comprehensive Income.  After the “non-controlling interest” assignment and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the Company for the nine months ended February 28, 2014 and 2013 was $2,343,668 and $1,952,444, representing $0.04 and $0.05 per share, respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the nine months ended February 28, 2014 and 2013, a foreign currency gain of $155,089 and $46,362, respectively, has been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of February 28, 2014, we had cash and cash equivalents of $19,651,351, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from capital contributions of $4,541,532 to Jiangsu Xuefeng since January 2011, net proceeds of the private placement completed in March 2013 and cash provided from operations. Despite our large cash balances, the interest income generated for the period ended February 28, 2014 was nominal for principally two reasons: the current interest rate is very low, and the annual interest rate floats up or down within 0.35% range; The interest income reported in our financial statements is the net interest after deducting bank service charges and overdraft fees. The overdraft fee was 2% of overdraft. We terminated this overdraft service in April 2013, and no overdraft fees are deducted from our interest income thereafter.

To date, we have financed our operations primarily through equity contributions by our stockholders, a private placement and cash flows from operations.

Operating activities

Net cash provided by operating activities was $3,149,015 for the nine months ended February 28, 2014. Comparing with the net income of $2,461,767 for the nine months ended February 28, 2014, the difference was mainly related to the deferred revenue. Net cash provided by operating activities was $3,705,153 for the nine months ended February 28, 2013.  Comparing with the net income of $2,040,846 for the nine months ended February 28, 2013, the difference was mainly related to the deferred revenue and income taxes payable.

Investing activities

Net cash used for investing activities represented the expenditures in purchasing equipment. For the nine months ended February 28, 2014 and 2013, $16,622 and $4,657 were used for the purchase of equipment, respectively.

Financing activities

For the nine months ended February 28, 2014, net cash provided by financing activities consists of net proceeds of a related party loan of $31,000. For the nine months ended February 28 2013, net cash provided by financing activities of $175,031 consisted of net proceeds of a related party loan, partially offset by the repayment of the related party loan of $47,994.

We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Transfer of Cash

All of our revenues are earned by Jiangsu Xuefeng, our PRC controlled consolidated affiliate and subsidiary. PRC regulations restrict the ability to pay dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends only out of accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amount of said fund reaches 50% of its registered capital. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

(2) Raised capital - acquisition: if the Company raised sufficient capital, it could transfer the capital to Jiangsu Xuefeng by causing Lotus International (HK Company) to apply to the Chinese Ministry of Commerce (MOFCOM) for approval of the acquisition of Jiangsu Xuefeng by Lotus International. MOFCOM would approve such an acquisition only after a lengthy review process, and only if it determined that the price paid by Lotus International for Jiangsu Xuefeng represented a commercially fair price.

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

Pursuant to the Exclusive Technical Service and Business Consulting Agreement between Baichuang Consulting (WFOE) and Jiangsu Xuefeng, Baichuang Consulting is to provide technical support and consulting services to Jiangsu Xuefeng in exchange for (i) 95% of the total annual net income of Jiangsu Xuefeng and (ii) RMB100,000 per month (US$16,360). As a result, there are also two ways to transfer the funds from inside the PRC to outside the PRC:

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

(2) According to the provisions of the Service Fee in Article 3 of the Exclusive Technology Service and Business Consulting Agreement, a management fee of RMB 100,000 per month will be paid to Baichuang Consulting, and in turn Baichuang Consulting will be in compliance with the provisions of the PRC Foreign-Owned Enterprise Law and transfer this income to Lotus International (HK Company) for the purpose of profit distribution.

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

Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax of the applicable jurisdiction does not require the entity to use, and entity does not intend to use, the deferred tax asset for such a purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013 and is not expected to have a material impact on the Company's consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, for the reasons set forth below, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2014, the Company determined that there were control deficiencies that constituted the following material weaknesses:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

China Xuefeng Environmental Engineering Inc.

Date: April 21, 2014	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: April 21, 2014	By:	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)