Form 10-K
period 2014-05-31
China Xuefeng Environmental Engineering Inc.
filed 2014-09-09
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $184,012,032.

As of August 26, 2014, the registrant had 55,200,000 shares of common stock, par value $0.001 per share, issued and outstanding.

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

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are in the business of providing services to optimize garbage-recycling processes. We utilize our patented technology of “comprehensive and harmless garbage-processing equipment,” to upgrade software systems and reconstruct hardware for our clients, and therefore expand the sorting scope and capacity of our clients’ garbage recycling equipment. We conduct our operations through our controlled consolidated affiliate Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. (“Jiangsu Xuefeng”). Jiangsu Xuefeng was incorporated under the laws of the People’s Republic of China (“PRC”) on December 14, 2007.

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

OUR SERVICES

As the urbanization in China progresses, the amount of household garbage increases. The processing capability of current garbage processing equipment in China cannot typically satisfy the increasing demands. We expand the garbage sorting scope and capacity of our clients’ garbage processing equipment, by installing the various systems that embody the patented technology “comprehensive and harmless garbage-processing equipment” into clients’ garbage processing equipment and reconstructing their hardware, to provide upgrades and improvement to their equipment.

The patented technology “harmless and comprehensive garbage processing equipment” helps to achieve high and stable garbage processing capacity, which uses Distributed Control System (DCS) to realize mechanical automation for the comprehensive garbage treatment. The core technology is to organically integrate the anaerobic digestion and aerobic fermentation garbage process, degrade and transform the organic matter of domestic waste, effectively sort out the garbage and recycle all kinds of materials, to eventually realize the true waste resource utilization and harmless utilization, with its resource utilization and harmless utilization rate approximate 100%. The resource recovery products, biogas, can not only be used for meeting the needs of the plant itself, but also for outer supply, which greatly improves the efficiency of garbage processing of customer’s equipment, decreases production cost, and increases the recovery return of garbage processing.

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

Until August 31, 2012 the main revenue of Jiangsu Xuefeng was generated from providing improvement and upgrading services to garbage recycling processing plants. On August 5, 2012, Jiangsu Xuefeng entered into a lease agreement with Li Yuan, one of its stockholders for the use of a patent on garbage recycling processing technology, a Utility Model Patent of Comprehensive and Harmless Garbage Processing Equipment, issued by the State Intellectual Property Office (SIPO) on July 7, 2010 and valid for ten years (Patent Number: ZL 2009 2 0232893.7).  The patent is owned by our Chief Executive Officer, Mr. Li Yuan.  The lease commenced on September 1, 2012 and expires in August 2017.  Jiangsu Xuefeng expanded its business model from the sole service of providing upgrading to waste processing plants to also providing patent licensing based on its newly acquired use right of the patent technology.  We use the patent technology to help the clients to upgrade their internal system or reconstruct the hardware equipment of the garbage processing equipment so that the equipment performance could reach the standard of our patent technology. After the upgrade and reconstruction, our patent technology will continue to be used in their equipment and we allow the clients to continue using our patent technology in their equipment for patent licensing revenue. License agreements will be offered to clients for a limited period of three to five years, within which period, the client shall pay patent royalties yearly to Jiangsu Xuefeng for their use of the equipment containing the patent technology.

Therefore, under the new business model, Jiangsu Xuefeng generates its revenues from two sources: improvement and upgrading services of garbage processing equipment and patent licensing for the use of the upgraded technology.

For the year ended May 31, 2014, sales from improvement and upgrading services and patent licensing were $1,464,300 and $3,245,865, respectively.

PRODUCTS AND FACILITIES

We provide equipment improvement and upgrading service and lease the patented technology to our customers.

We mainly incorporate and install the patented technology into garbage processing equipment’s internal control and operation system to achieve the requested processing capacity. During the internal system upgrading process, if any hardware equipment, such as the machine parts, is required to be reconstructed, the customers are responsible for the hardware purchase while we provide guided and assisted installation.

In addition, as our customers continue to use the equipment embodying the patented technology, they pay us a fee for the use of the patented technology.

We plan to construct our own garbage processing plant to process various environmental wastes.

CUSTOMERS

The following table sets forth our major customers for the year of 2014:

Customers	Sales (US Dollar)	% of Total Revenue

Gaoyou Zhujia Household Garbage Process Co., Ltd	732,150.00	15.54%
Tianjin Yongtai Household Garbage Process Co., Ltd	707,745.00	15.03%
Linxiang Municipal Garbage Process Co., Ltd	634,530.00	13.47%

On July 8, 2013, Jiangsu Xufeng entered into another technical service agreement with Gaoyou Zhujia Household Garbage Process Co., Ltd (Zhujia), according to which, by July 31, 2013, Jiangsu Xuefeng would finish upgrading and improvement of Zhujia’s major garbage processing equipment. Jiangsu Xuefeng charged a fee of 3 million RMB ($488,100) for the service and it was paid in one lump sum within ten days upon signing of the contract. Jiangsu Xuefeng also licensed its technology to Zhujia upon completion of the upgrading for five years at a royalty fee of 1.8 million RMB ($292,860) per year.

On August 2, 2013, Jiangsu Xufeng entered into another technical service agreement with Tianjin Yongtai Household Garbage Process Co., Ltd (Yongtai), according to which, by August 31, 2013, Jiangsu Xuefeng would finish upgrading and improvement of Yongtai’s major garbage processing equipment. Jiangsu Xuefeng charged a fee of 3 million RMB ($488,100) for the service and it was paid in one lump sum within 30 days upon signing of the contract. Jiangsu Xuefeng also licensed its technology to Yongtai upon completion of the upgrading for five years at a royalty fee of 1.8 million RMB ($292,860) per year.

On October 20, 2013, Jiangsu Xufeng entered into another technical service agreement with Linxiang Municipal Garbage Process Co., Ltd (Linxiang), according to which, by November 8, 2013, Jiangsu Xuefeng would finish upgrading and improvement of Linxiang’s major garbage processing equipment. Jiangsu Xuefeng charged a fee of 3 million RMB ($488,100) for the service and it was paid in one lump sum within one month upon signing of the contract. Jiangsu Xuefeng also licensed its technology to Linxiang upon completion of the upgrading for five years at a royalty fee of 1.8 million RMB ($292,860) per year.

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

COMPETITION

Competitive Advantages

The industry for environmental protection equipment upgrading and improvement in China, being in its early stage, lends a great amount of business opportunities. We believe that, with our services and products that are supported by the patented technology and gradually gaining its market acceptance, we are well positioned to take advantage of the opportunities presented in this industry.

Competitive Disadvantages

While we saw gross profit margins of 92% and 90% for the years of 2014 and 2013, we are uncertain that our high gross profit margins are sustainable if we have to commit to substantive research and development activities when the Chinese government adopts higher standards for environmental protection technologies and when the cost of our services become substantially higher.

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

The Company will further develop the equipment upgrading business. Jiangsu Xuefeng will make the best use of patented technology of comprehensive and harmless garbage processing equipment to carry on the improvement and upgrading service for Chinese clients. In addition, patent license agreements will be offered to clients for a limited period of three to five years, within which period, the client shall pay patent royalties yearly to Jiangsu Xuefeng for their use of the equipment containing the patent technology thus providing the Company with an additional source of revenue.

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

MARKETS, SALES AND DISTRIBUTION

Currently, our marketing and sales efforts largely rely on word of mouths among our existing clients.

INTELLECTUAL PROPERTY

The Company acquired the use right of the  “patent technology of comprehensive and harmless garbage processing equipment”  that passed the ISO9001:2008 International Quality Management System Certification through the Patent Licensing Service Agreement signed with our Chairman, Chief Executive Officer and a shareholder, Li Yuan. The Licensing Agreement commenced on September 1, 2012 with a monthly payment from the Jiangsu Xuefeng to Li Yuan of approximately $12,600 (RMB 80,000).  The Licensing Agreement expires in July 2017.

Comprehensive and Harmless Garbage Processing Equipment is a Utility Model Patent issued by the State Intellectual Property Office (SIPO) on July 7, 2010 and valid for ten years (Patent Number: ZL 2009 2 0232893.7). It is owned by with our Chairman.  This patented technology is for the treatment of complex municipal solid waste including sorting and classification, leaving no pollution and no residue.

PROPERTIES

The Company leases office space under a one-year operating lease from an unrelated third party, which expired on March 31, 2013 and was extended to March 31, 2016.  The lease requires the Company to prepay the rental for one year of $7,267 (RMB 44,664). The related prepayments of $6,030 and $6,015 are included in the prepaid expenses on the consolidated balance sheets as of May 31, 2014 and 2013, respectively.  The lease provides for renewal options.  Rent expense charged to operations for the years ended May 31, 2014 and 2013 was $7,267 and $7,097, respectively.  The minimum future rentals under the lease as of May 31, 2014 are as follows:

Period Ending
May 31,	Amount

2015	1,212
2016	6,060

$7,272

On March 23, 2012, Jiangsu Xuefeng entered into an agreement with an independent third party to acquire a 50-year land use right for construction of a factory facility for cash consideration of US$872,640, equivalent to RMB 5,400,000, of which US$808,000, equivalent to RMB 5,000,000 was paid before May 31, 2013.  As of May 31, 2013, no land use right certificate has been issued to the Company and thus the land used right has not been successfully acquired. In March 2014, the land use right acquisition agreement was terminated and the prior payment made by the Company under such agreement was returned to the Company.

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

OUR EMPLOYEES

As of August 26, 2014, we had a total of 32 employees. The Company employs a highly qualified team of technically trained personnel. Among the Company’s employees, 11employees have environmental assessment engineer degrees and 10 employees have ecological and environmental protection planning qualifications.  This team provides support for clients when the Company upgrades waste management systems with our new patented technology.

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

Risks Related to Being an Emerging Growth Company

We are an emerging growth company and as such are not required to comply with certain reporting standards.

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

Risks Related to our Business

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

A significant portion of our revenue is dependent on our improvement and upgrading business.  As our improvement and upgrading business have become dependent on only a limited few customers, such dependency may have a material adverse effect on our business, operating results and financial condition.

Our improvement and upgrading business greatly relies on our ability to maintain and continue to develop our customer base. Our improvement and upgrading business generated revenue from three customers for the fiscal year of 2014. Should any of our current customers cease to require the use of our service, and if we are unable to grow our customer base on a timely basis, our operations, revenue and profitability could be materially and adversely affected.

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

Restrictions under PRC law on our PRC subsidiary’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or complete acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

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

Failure to comply with PRC regulations relating to the Foreign Exchange Registration for Oversea Investment and Return Investment by PRC resident.

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

RISKS RELATING TO OUR VIE AGREEMENTS

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

ITEM 2.  PROPERTIES

The Company leases office space under a one-year operating lease from an unrelated third party, which expired on March 31, 2013 and was extended to March 31, 2016.  The lease requires the Company to prepay the rental for one year of $7,267 (RMB 44,664). The related prepayments of $6,030 and $6,015 are included in the prepaid expenses on the consolidated balance sheets as of May 31, 2014 and 2013, respectively.  The lease provides for renewal options.  Rent expense charged to operations for the years ended May 31, 2014 and 2013 was $7,267 and $7,097, respectively.  The minimum future rentals under the lease as of May 31, 2014 are as follows:

Period Ending
May 31,	Amount

2015	1,212
2016	6,060

$7,272

On March 23, 2012, Jiangsu Xuefeng entered into an agreement with an independent third party to acquire a 50-year land use right for construction of a factory facility for cash consideration of US$872,640, equivalent to RMB 5,400,000, of which US$808,000, equivalent to RMB 5,000,000 was paid before May 31, 2013.  As of May 31, 2013, no land use right certificate has been issued to the Company and thus the land used right has not been successfully acquired. In March 2014, the land use right acquisition agreement was terminated and the prior payment made by the Company under such agreement was returned to the Company.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the OTC Bulletin Board since May 9, 2012. Our initial symbol was “NYCM”. In January 2013, our symbol was changed to “CXEE”. The following table sets forth the range of the quarterly high and low bid price information from the first quote on February 27, 2013 to May 31, 2014 as reported by the OTC Bulletin Board.

	High Bid* ($)	Low Bid* ($)
2014

Fourth Quarter	3.90	3.68
Third Quarter	3.73	3.70
Second Quarter	3.72	3.62
First Quarter	3.70	3.20
2013
Fourth Quarter	3.50	2.66
From February 27, 2013 to February 28, 2013	2.60	2.60

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

Holders

As of August 26, 2014, there were approximately 1,077 stockholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Our Services

As the urbanization in China progresses, the amount of household garbage increases. The processing capability of current garbage processing equipment in China cannot typically satisfy the increasing demands. We expand the garbage sorting scope and capacity of our clients’ garbage processing equipment, by installing the various systems that embody the patented technology “comprehensive and harmless garbage-processing equipment” into clients’ garbage processing equipment and reconstructing their hardware, to provide upgrades and improvement to their equipment.

The patent technology “harmless and comprehensive garbage processing equipment” helps to achieve high and stable garbage processing capacity, which uses Distributed Control System (DCS) to realize mechanical automation for the comprehensive garbage treatment. The core technology is to organically integrate the anaerobic digestion and aerobic fermentation garbage process, degrade and transform the organic matter of domestic waste, effectively sort out the garbage and recycle all kinds of materials, to eventually realize the true waste resource utilization and harmless utilization, with its resource utilization and harmless utilization rate approching 100%. The resource recovery products, biogas, can not only be used for meeting the needs of the plant itself, but also for outer supply, which greatly improves the efficiency of garbage processing of customer’s equipment, decreases production cost, and increases the recovery return of garbage processing.

The comprehensive and harmless garbage processing equipment is comprised of a waste digestion pretreatment system, methane gas power generation system, sorting processing system, bricklaying building system, leachate treatment system, DCS (distribution control system), XFET-5 ecological and water-saving toilets and excrement comprehensive processing system and various material collection systems. The equipment technology is designed and manufactured based on the complicated situation of the household garbage in China. To accommodate the features of various garbage, the equipment utilizes the wind-force, gravity, magnetic, shape, etc. to process the garbage by the combined way of machine selecting, winnowing, magnetic separation, automatic cutting, smashing and other technological processes. The equipment has a high processing capacity and can run the whole day. The stand-alone equipment can process 500 tons to 1000 tons of garbage per day. It can sort and process complicated municipal solid waste, leaving no pollution and no residue, reaching the "3 without" standard of no waste gas, no waste water and no waste residue.

After we complete the internal system upgrade and hardware equipment improvement of the garbage equipment, we deliver the upgraded equipment to the customers. The customers will conduct inspection and performance testing of the upgraded equipment no more than one month pursuant to the contract. This inspection is to determine whether the internal control system and the hardware structure can operate steadily and reach the optimum garbage process features. The inspection is to determine the following: whether the quality of the equipment and accessories after improvement can match the patented technology and process various kinds of garbage, whether the various garbage systems can process automatically, and whether the daily garbage processing capacity reaches the standard of the contract. If during the performance testing period, we meet or exceed the requirements of the contract, it would be deemed that we have fully executed the agreements.

Prior to the first service agreement in April 2012, we did not conduct any business activities except for the preparation of the business and the development of the clients, etc. When we complete the upgrading service for the client, we go through the acceptance check and commissioning of the company in accordance with the contract, to make sure that the service provided met the demand of the clients. After that, we do not provide any additional services. The revenue we generated belongs to the service class income, with the main cost being the salaries of the staff and the leasing fees for the patent, whereas the hardware and software equipment, as well as the material used in the upgrading are the responsibility of the clients.

Until August 31, 2012 the main revenue of Jiangsu Xuefeng was generated from providing improvement and upgrading services to garbage recycling processing plants. On August 5, 2012, Jiangsu Xuefeng entered into a lease agreement with Li Yuan, one of its stockholders for the use of a patent on garbage recycling processing technology, a Utility Model Patent of Comprehensive and Harmless Garbage Processing Equipment, issued by the State Intellectual Property Office (SIPO) on July 7, 2010 and valid for ten years (Patent Number: ZL 2009 2 0232893.7).  The patent is owned by our Chief Executive Officer, Mr. Li Yuan.  The lease commenced on September 1, 2012 and expires in August 2017.  Jiangsu Xuefeng expanded its business model from the sole service of providing upgrading to waste processing plants to also providing patent licensing based on its newly acquired use right of the patent technology.  We use the patent technology to help the clients to upgrade their internal system or reconstruct the hardware equipment of the garbage processing equipment so that the equipment performance could reach the standard of our patent technology. After the upgrade and reconstruction, our patent technology will continue to be used in their equipment and we allow the clients to continue using our patent technology in their equipment for patent licensing revenue. License agreements will be offered to clients for a limited period of three to five years, within which period, the client shall pay patent royalties yearly to Jiangsu Xuefeng for their use of the equipment containing the patent technology.

Therefore, under the new business model, Jiangsu Xuefeng generates its revenues from two sources: improvement and upgrading services of garbage processing equipment and patent licensing for the use of the upgraded technology.

For the year ended May 31, 2014, sales from improvement and upgrading services and patent licensing were $1,464,300 and $3,245,865, respectively.

Recent Developments

Acquisition of Inclusion

The Company was organized in the state of Nevada on March 30, 2011. The Company was initially created to engage in the business of clothing distribution. Since its inception, the Company was in the development stage company and has not earned any revenue.

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

Private Offering

On March 19, 2013, we completed a private offering (the “Offering”) of shares of the Company’s common stock, par value $0.001 per share (the “Shares”), at a price of $0.50 per share, for an aggregate purchase price of $7,000,000 (the “Purchase Price”). Upon the closing, the Company issued 14,000,000 shares of its common stock pursuant to the Offering.

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

Results of Operations

Year Ended May 31, 2014 compared to Year ended May 31, 2013

The following table sets forth in U.S. dollars key components of our audited results of operations during the year ended May 31, 2014 and 2013, and the percentage change between 2014 and 2013

	Year Ended May 31,
	2014	2013	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$4,710,165	$5,426,435	(13%)
Cost of revenue	(354,085)	(524,734)	(33%)
Gross profit	4,356,080	4,901,701	(11%)
Selling expenses	97,520	66,166	47%
General and administrative expenses	391,546	350,174	12%
Total operating expenses	489,066	416,340	17%
Operating income	3,867,014	4,485,361	(14%)
Interest income	62,041	11,630	433%
Income before provision for income taxes	3,929,055	4,496,991	(13%)
Provision for income taxes	982,264	1,124,273	(13%)
Net income	2,946,791	3,372,718	(13%)
Noncontrolling interests	(140,671)	(164,236)	(14%)
Net income attributable to common stockholders	$2,806,120	$3,208,482	(13%)

Revenue

We provide improvement and upgrading services for garbage processing equipment to our customers. This is a one-time service. We also lease the licensed patent to our customers. The patent licensing is limited to five years with payments due annually in advance.

Our sales for the year ended May 31, 2014 decreased by $716,270 or 13% compared the sales for the year ended May 31, 2013. The primary reason for the decrease in sales was a result that we did not sign new contracts for technical services in the last two quarters of 2014, but patent leasing revenue was increased by four new contracts comparing with the year ended May 31, 2013. The following table sets forth our revenue for the year ended May 31, 2014 and 2013:

	Year Ended May 31
	2014	2013	Percentage
	(U.S. $)	(U.S. $)	Change

Improvement and Upgrading Services	$1,464,300	$4,449,200	(67%)
Patent Leasing	3,245,865	977,235	232%
Total	$4,710,165	$5,426,435	(13%)

Improvement and Upgrading Services

For the year ended May 31, 2014, revenue from improvement and upgrading services provided to three unrelated customers was $1,464,300. For the year ended May 31, 2013, revenue from improvement and upgrading services provided to ten unrelated customers was $4,449,200. The services were completed and accepted by the customers and the payments were received in full as of May 31, 2014 and 2013.

Patent Licensing

For the year ended May 31, 2014, revenue from patent leasing was generated from 12 unrelated customers of $3,245,865. For the year ended May 31, 2013, revenue from patent leasing was generated from eight unrelated customers of $977,235.

Cost of Revenues

Our cost of revenues decreased to $354,085 for the year ended May 31, 2014 from $524,734 for year ended May 31, 2013. The decrease in cost of revenues was mainly due to decreases including technical relevant training expenses and other relevant expenses directly associated with our technical department, e.g. entertainment, traveling expenses etc, as the decrease of system upgrade revenue in the year ended May 31, 2014. In addition, we were no longer subject to sales taxes effective December 1, 2012, which further contributed to the decrease in cost of revenues.

Our costs of revenues primarily consist of fees paid to the related party for licensing the patent, employees’ salaries, insurance, training expenses and other daily operating expenses. In addition, business taxes were classified as cost of revenues before December 1, 2012. Under China tax law, our business tax was changed to a value added tax after December 1, 2012, but we are exempt from the value added tax by the authority of the local tax bureau.

Gross Profit

Our business stream has resulted in a high gross margin because we have no cost of products to be sold. Our cost of revenue is almost entirely direct labor and patent licensing fees, and other operating expenses. As the result of decrease in technical and upgrading service revenue, our gross profit decreased to $4,356,080 for year ended May 31, 2014 from $4,901,701 for year ended May 31, 2013 which represented a gross profit ratio of 92% and 90%, respectively.

Selling and Marketing Expenses

Our selling and marketing expenses increased to $97,520 for year ended May 31, 2014 from $66,166 for year ended May 31, 2013 which represented an increase by 47%. Our selling and marketing expenses were primarily comprised of sales employees’ salaries, insurance, and advertising expenses. The total increase represented an increase in salaries, travelling, training, and entertainment expenses. The large increase was to try to expand over market by increasing the investment in market promotion.

General and Administrative Expenses

Our general and administrative expenses increased to $391,546 for year ended May 31, 2014 from $350,174 for year ended May 31, 2013, representing an 12% increase. Our general and administrative expenses were primarily comprised of employees’ salaries, insurance, rent, and professional fees

Provision for Income Taxes

Our provision for income taxes decreased to $982,264 for year ended May 31, 2014 from $1,124,273 for year ended May 31, 2013. Our effective tax rate for the years ended May 31, 2014 and 2013 was the statutory rate of 25%. Our tax filings for the year ended December 31, 2012 were examined by the tax authorities in April 2013. The tax filings were accepted and no adjustments were proposed by the tax authorities. The decrease in the provision for income taxes was primarily due to the decrease in our income.

Net Income

For the year ended May 31, 2014 and 2013, we generated net income of $2,946,791 and $3,372,718, respectively.  This represented a decrease in net income of $425,927 or 13%. The entrusted management agreements assign to Baichuang Consulting only 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a “non-controlling interest” of $140,671 and $164,236 for the years ended May 31, 2014 and 2013, respectively, before recognizing net income attributable to the common stockholders of the Company on our Consolidated Statements of Income and Comprehensive Income.  After the “non-controlling interest” deduction, our net income attributable to the common stockholders of the Company for the year ended May 31, 2014 and 2013 was $2,806,120 and $3,208,482, representing $0.05 and $0.07 per share, respectively.

Foreign Currency Translation Adjustment

 Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the year ended May 31, 2014 and 2013, a foreign currency gain of $25,715 and $209,744, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of May 31, 2014, we had cash and cash equivalents of $20,629,604, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from net proceeds of the private placement completed in March 2013 and cash provided from the operations. Despite our large cash balances, the interest income generated for the year ended May 31, 2014 was nominal for principally two reasons: the bank’s current deposit interest rate is very low, and the annual interest rates float up or down within 0.35% range; The interest income reported in our financial statements is the net interest after deducting bank service charges.

To date, we have financed our operations primarily through equity contributions by our stockholders, a private placement and cash flows from operations. We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Operating activities

Net cash provided by operating activities was $3,399,888 for the year ended May 31, 2014. Comparing with $4,859,227 for the year ended May 31, 2013, the difference was mainly due to the decrease in net income and income taxes payable only partially offset by an increase in deferred revenue.

Investing activities

Net cash used for investing activities represented a refund of the deposit related to a land use right of $813,500. For the year ended May 31, 2014 and 2013, $16,612 and $4,669 were used for purchase of equipment, respectively.

Financing activities

For the year ended May 31, 2014, the net cash provided by financing activities consists of net proceeds of the stockholder loan of $73,000. For the year ended May 31 2013 the net cash provided by financing activities consists of the net proceeds of the stockholder loan of $181,916, proceeds from the stockholder loan of $230,031 and the private placement proceeds of $7,000,000 from the sale of 14,000,000 common shares at $0.50 each in March 2013 only. The proceeds from the stockholder loan were utilized for the payment of professional services in the United States and the registration of Baichuang Consulting due to Chinese banks’ restriction of cash transfers.

We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

 Transfer of Cash

All of our revenues are earned by Jiangsu Xuefeng, our PRC controlled consolidated affiliate and subsidiary. PRC regulations restrict the ability to make dividend and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends only out of accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC controlled consolidated affiliate and subsidiary are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amount of said fund reaches 50% of its registered capital. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC affiliate and subsidiary to transfer funds could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Lotus International Holdings Limited, a Hong Kong corporation and Baichuang Information Consulting (Shenzhen) Co., Ltd, a WFOE, is a bridge to transfer funds inside and outside the PRC. There are three ways for foreign cash to be transferred into Chinese subsidiaries:

(1) Capital funds: At the establishment of the WFOE, (Baichuang Consulting), in accordance with the provisions of PRC Foreign-Owned Enterprise Law, funds were injected as capital by Lotus International into its wholly foreign owned subsidiary established in mainland China, Baichuang Consulting.

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

Pursuant to the Exclusive Technical Service and Business Consulting Agreement between Baichuang Consulting (WFOE) and Jiangsu Xuefeng, Baichuang Consulting is to provide technical support and consulting services to Jiangsu Xuefeng in exchange for (i) 95% of the total annual net income of Jiangsu Xuefeng and (ii) RMB100,000 per month (US$16,270). As a result, there are also two ways to transfer the funds from inside the PRC to outside the PRC:

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

(2) According to the provisions of the Service Fee in Article 3 of the Exclusive Technology Service and Business Consulting Agreement, a management fee of $16,270 will be paid to Baichuang Consulting each month, and in turn Baichuang Consulting will be in compliance with the provisions of the PRC Foreign-Owned Enterprise Law and transfer this income to Lotus International (HK company) for the purpose of profit distribution.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Companies are permitted to adopt this new rule following either a full or modified retrospective approach.  Early adoption is not permitted.  The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the requirements for reporting discontinued operations.  Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale.  In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.  The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted.  This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  This ASU requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  An exception exists to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax of the applicable jurisdiction does not require the entity to use, and entity does not intend to use, the deferred tax asset for such a purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013 and did not have a material impact on the Company's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

Consolidated Financial Statements for the
Years Ended May 31, 2014 and 2013
And
Report of Independent Registered Public Accounting Firm

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Xuefeng Environmental Engineering, Inc.

We have audited the accompanying consolidated balance sheets of China Xuefeng Environmental Engineering, Inc. and subsidiaries (the “Company”) as of May 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended May 31, 2014 and 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Xuefeng Environmental Engineering, Inc. and subsidiaries as of May 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years ended May 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP

New York, New York
August 19, 2014

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(IN U.S. $)

	May 31,	May 31,
ASSETS	2014	2013

Current assets:
Cash	$20,629,604	$16,341,986
Prepaid expenses	97,735	97,496
Deferred income taxes	-	333,300

Total current assets	20,727,339	16,772,782

Fixed assets, net	23,587	21,851

Other assets:
Prepayment for acquisition of land use right	-	808,000

TOTAL ASSETS	$20,750,926	$17,602,633

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN U.S. $)

	May 31,	May 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2014	2013

Current liabilities:
Deferred revenues	$1,895,400	$1,333,200
Taxes payable	97,248	606,777
Loan from stockholder	255,468	182,526
Accrued liabilities	82,991	32,817
Total current liabilities	2,331,107	2,155,320

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $0.001 par value per share, 75,000,000 shares authorized; 55,200,000 shares issued and outstanding as of May 31, 2014 and 2013, respectively	55,200	55,200
Additional paid-in capital	11,389,049	11,389,049
Statutory reserve fund	604,333	309,655
Retained earnings	5,392,092	2,880,650
Other comprehensive income	421,823	396,533

Stockholders’ equity before noncontrolling interests	17,862,497	15,031,087
Noncontrolling interests	557,322	416,226

Total stockholders’ equity	18,419,819	15,447,313

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,750,926	$17,602,633

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MAY 31, 2014 AND 2013 (IN U.S. $)

	For the Year Ended May 31,
	2014	2013

Revenue	$4,710,165	$5,426,435
Cost of revenue	(354,085)	(524,734)

Gross profit	4,356,080	4,901,701

Operating expenses
Selling and marketing	97,520	66,166
General and administrative	391,546	350,174

Total operating expenses	489,066	416,340

Income from operations	3,867,014	4,485,361
Interest income	62,041	11,630

Income before provision for income taxes	3,929,055	4,496,991
Provision for income taxes	982,264	1,124,273

Net income	2,946,791	3,372,718
Less: noncontrolling interest	(140,671)	(164,236)

Net income attributable to common stockholders	$2,806,120	$3,208,482
Earnings per common share, basic and diluted	$0.05	$0.07

Weighted average shares outstanding, basic and diluted	55,200,000	44,038,356

Comprehensive income:
Net income	$2,946,791	$3,372,718
Foreign currency translation adjustment	25,715	209,744
Comprehensive income	2,972,506	3,582,462
Comprehensive income attributable to noncontrolling interests	(141,096)	(173,032)

Net Comprehensive income attributable to common aastockholders	$2,831,410	$3,409,430

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MAY 31, 2014 AND 2013 (IN U.S.$)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, May 31, 2012	$41,200	$4,421,426	$(18,177)	$243,194	$-	$195,585	$4,883,228

Reverse merger adjustment	-	(18,377)	-	-	-	-	(18,377)

Issuance of common stock	14,000	6,986,000	-	-	-	-	7,000,000

Net income	-	-	3,208,482	164,236	-	-	3,372,718

Appropriation to statutory reserve	-	-	(309,655)	-	309,655	-	-

Foreign currency translation adjustment	-	-	-	8,796	-	200,948	209,744

Balance, May 31, 2013	55,200	11,389,049	2,880,650	416,226	309,655	396,533	15,447,313

Net income	-	-	2,806,120	140,671	-	-	2,946,791

Appropriation to statutory reserve	-	-	(294,678)	-	294,678	-	-

Foreign currency translation adjustment	-	-	-	425	-	25,290	25,715

Balance, May 31, 2014	$55,200	$11,389,049	$5,392,092	$557,322	$604,333	$421,823	$18,419,819

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2014 AND 2013 (IN U.S. $)

	For the Year Ended May 31,
	2014	2013
Cash flows from operating activities:
Net income	$2,946,791	$3,372,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,922	10,756
Deferred income taxes	335,569	(325,079)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(239)	(90,641)
Increase in deferred revenue	562,200	1,333,200
(Decrease) increase in taxes payable	(509,529)	606,777
Increase (decrease) in accrued liabilities	50,174	(48,504)

Net cash provided by operating activities	3,399,888	4,859,227

Cash flows from investing activities:
Refund of deposit for purchase of land use right	813,500	-
Purchase of equipment	(16,612)	(4,669)

Net cash provided by (used in) investing activities	796,888	(4,669)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	7,000,000
Repayment of stockholder loan	-	(48,115)
Proceeds from stockholder loan	73,000	230,031

Net cash provided by financing activities	73,000	7,181,916
Effect of exchange rate changes on cash	17,842	166,347

Net increase in cash	4,287,618	12,202,821
Cash, beginning	16,341,986	4,139,165

Cash, end	$20,629,604	$16,341,986

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$1,163,119	$859,348

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

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

On November 27, 2012, the Company completed a reverse acquisition transaction through a share exchange with the stockholders of Inclusion Business Limited (“Inclusion”), whereby the Company acquired 100% of the outstanding shares of Inclusion in exchange for a total of 7,895,000 shares of its common stock, representing 76.65% of the issued and outstanding shares of common stock.  As a result of the reverse acquisition, Inclusion became the Company’s wholly-owned subsidiary and the former Inclusion Stockholders became controlling stockholders. The share exchange transaction was treated as a reverse acquisition, with Inclusion as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when being referred in this report to business and financial information for periods prior to the consummation of the reverse acquisition, the reference is to the business and financial information of Inclusion and its consolidated subsidiaries and variable interest entity.

On November 27, 2012, the Company filed a certificate of amendment to its articles of incorporation to change its name from “NYC Moda, Inc.” to “China Xuefeng Environmental Engineering Inc.” (the “Name Change”) and to initiate a 4-for-1 forward stock split (the “Forward Split”) of its outstanding shares of common stock. The effective dates of the Name Change and the Forward Split were December 14, 2012 and December 17, 2012, respectively. Upon the effectiveness of the Forward Split, the number of outstanding shares of the Company’s common stock increased from 10,300,000 to 41,200,000 shares. The effect of the stock split was applied retroactively to all the periods’ consolidated financial statements as if the current structure existed since the inception of the periods presented.  On March 19, 2013, the Company issued 14,000,000 shares of common stock to 12 unrelated individuals in a private offering, generating approximately $7,000,000 in net proceeds.

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

Subsequent to the closing of the Exchange Agreement, the Company conducts its operations through its controlled consolidated variable interest entity (“VIE”), Jiangsu Xuefeng.  Jiangsu Xuefeng, incorporated under the laws of the People’s Republic of China (“PRC”) on December 14, 2007, is primarily engaged in providing improvement and upgrading services of garbage recycling processing technology and equipment.

On October 17, 2012, Baichuang Consulting (the “WFOE”), a wholly-owned subsidiary of Lotus, entered into a series of contractual arrangements (the “VIE agreements”). The VIE agreements include (i) an Exclusive Technical Service and Business Consulting Agreement; (ii) a Proxy Agreement, (iii) Share Pledge Agreement and, (iv) Call Option Agreement with the stockholders of Jiangsu Xuefeng.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

NOTE 1.   ORGANIZATION (CONTINUED)

Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, the WFOE provides technical support, consulting, training, marketing and operational consulting services to Jiangsu Xuefeng. In consideration for such services, Jiangsu Xuefeng has agreed to pay an annual service fee to the WFOE of 95% of Jiangsu Xuefeng’s annual net income with an additional payment of approximately US$16,270 (RMB 100,000) each month. The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

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

Call Option Agreement: Pursuant to the Call Option agreement, the WFOE has an exclusive option to purchase, or to designate a purchaser, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in Jiangsu Xuefeng held by each of the stockholders. To the extent permitted by PRC laws, the purchase price for the entire equity interest is approximately US$0.16 (RMB1.00) or the minimum amount required by PRC law or government practice. This Agreement remains effective until all the call options under the Agreement have been exercised by Baichuang Consulting or its designated entities or natural persons.

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth as follows:

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

NOTE 1.   ORGANIZATION (CONTINUED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The consolidated financial statements for the years ended May 31, 2014 and 2013 include China Xuefeng Environmental Engineering Inc., and its wholly owned subsidiaries, Inclusion, Lotus and Baichuang Consulting and its VIE, Jiangsu Xuefeng.  All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

VARIABLE INTEREST ENTITY

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements, the financial statements of its variable interest entities (“VIEs”).  ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.  VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITY (CONTINUED)

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

The following financial statement amounts and balances of Jiangsu Xuefeng have been included in the accompanying consolidated financial statements.

ASSETS	May 31, 2014	May 31, 2013
	(In U.S. $)	(In U.S. $)
Current assets:
Cash	$20,390,978	$16,186,742
Prepaid expenses	96,750	96,511
Deferred income taxes	-	333,300

Total current assets	20,487,728	16,616,553

Fixed assets	56,019	39,382
Less: accumulated depreciation	(32,432)	(17,531)

Fixed assets, net	23,587	21,851

Other assets:
Prepayment for acquisition of land use right	-	808,000

TOTAL ASSETS	$20,511,315	$17,446,404

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITY (CONTINUED)

LIABILITIES	May 31, 2014	May 31, 2013
	(In U.S. $)	(In U.S. $)
Current liabilities:
Due to China Xuefeng Environmental Engineering, Inc. (1)	$7,048,717	$7,031,313
Payable to WFOE(2)	5,890,442	3,120,492
Deferred revenue	1,895,400	1,333,200
Taxes payable	13,395	570,451
Loan from stockholder	227,172	154,105
Accrued liabilities	82,991	32,817

Total current liabilities	15,158,117	12,242,378

TOTAL LIABILITIES	$15,158,117	$12,242,378

(1)
Due to China Xuefeng Environmental Engineering, Inc. is for the proceeds from sale of common stock which proceeds were received by Jiangsu Xuefeng for the 14,000,000 common shares issued by China Xuefeng Environmental Engineering, Inc. on March 19, 2013 at $0.50 each (approximately US$7,000,000).

(2)
Payable to WFOE represents outstanding amounts due to Baichuang Information Consulting (Shenzhen) Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Jiangsu Xuefeng in exchange for 95% of Jiangsu Xuefeng’s net income and additional monthly payments of RMB 100,000 (approximately US$16,270).

	For the Year Ended May 31,
	2014	2013

Revenue	$4,710,165	$5,426,435
Net income (3)	$2,813,421	$3,284,728

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE.

	For the Year Ended May 31,
	2014	2013

Net cash provided by operating activities	$3,333,595	$11,766,224
Net cash provided by (used in) investing activities	796,888	(4,669)
Net cash provided by financing activities	73,000	151,000
Effect of exchange rate changes on cash	753	153,376

Net increase in cash	$4,204,236	$12,065,931

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

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
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	May 31, 2014	May 31, 2013

Balance sheet items, except for stockholders’ equity, as of year end	0.1620	0.1616

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows	0.1627	0.1589

For the years ended May 31, 2014 and 2013, foreign currency translation adjustments of $25,715 and $209,744, respectively, have been reported as other comprehensive income. Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

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

Improvement and Upgrade Service

The improvement and upgrade service is a one-time service.  An inspection is conducted by the customer according to industry standards within three days of the completion of the improvement and upgrade.  An acceptance form is provided by the customer if the inspection is satisfactory.  Performance testing is conducted on the upgraded equipment within one month.  Testing can be done in less than a month period.  A final evaluation report is provided within five days of the completion of the performance testing.  The fee for improvement and upgrade services is fixed and becomes due within 30 days, upon the signing of the contract. If the performance testing does not meet the specifications as agreed to in the contract, the customer is refunded 20% of the fee for the improvement and upgrade services. The Company has met the agreed upon specifications and has not been required to make any refunds for the services.  No warranty is provided by the Company.

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
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

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
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

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

FIXED ASSETS

Fixed assets are recorded at cost, less accumulated depreciation.  Cost includes the price paid to acquire the asset, and any expenditure that substantially increase the asset’s value or extends the useful life of an existing asset.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited.  Maintenance and repairs are generally expensed as incurred.  The estimated useful lives for fixed asset categories are as follows:

Computers and equipment	3 years
Motor vehicles	4 years
Furniture and fixtures	5 years

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

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  At May 31, 2013, the differences relate entirely to revenue deferred for financial statement purposes.  During the year ended May 31, 2014, as permitted by the PRC tax law, the Company began recognizing revenue from patent licensing fees for income tax purposes, based on when it is earned rather than when it is collected, consistent with financial statement recognition.  As a result, there are no differences between the basis of assets and liabilities for financial statement and income tax purposes for deferred revenue and, as a result, deferred income taxes are no longer required to be recognized.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of May 31, 2014 and 2013, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the years ended May 31, 2014 and 2013.

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
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  For the years ended May 31, 2014 and 2013, advertising expense was $35,794 and $47,670, respectively.

STATUTORY RESERVE FUND

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  For the years ended May 31, 2014 and 2013, a statutory reserve of $294,678 and $309,655 was required to be funded by the Company.

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Companies are permitted to adopt this new rule following either a full or modified retrospective approach.  Early adoption is not permitted.  The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the requirements for reporting discontinued operations.  Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale.  In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.  The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted.  This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In July 2013, FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  This ASU requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  An exception exists to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax of the applicable jurisdiction does not require the entity to use, and entity does not intend to use, the deferred tax asset for such a purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013 and did not have a material impact on the Company's consolidated financial statements.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of May 31, 2014 and 2013, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

NOTE 5.   FIXED ASSETS

Fixed assets are summarized as follows:

	May 31, 2014	May 31, 2013
	(U.S. $)	(U.S. $)

Computers and equipment	$27,732	$26,306
Vehicle	15,179	-
Furniture and fixtures	13,108	13,076

	56,019	39,382
Less: Accumulated depreciation	(32,432)	(17,531)

	$23,587	$21,851

For the years ended May 31, 2014 and 2013, depreciation expense was $14,922 and $10,756, respectively.

NOTE 6.   PREPAYMENT FOR ACQUISITION OF LAND USE RIGHT

On March 23, 2012, the Company entered into an agreement with a PRC owned third party to acquire a 50-year land use right for construction of a factory facility for cash consideration of US$872,640, equivalent to RMB 5,400,000, of which US$ 808,000, equivalent to RMB 5,000,000 was paid before May 31, 2013.

During the year ended May 31, 2014, the land use right had not been obtained.  The Company was refunded the prepayment in March 2014.

NOTE 7.   ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	May 31, 2014	May 31, 2013
	(U.S. $)	(U.S. $)

Payroll	$14,702	$14,369
Professional fees	68,136	18,306
Other	153	142

	$82,991	$32,817

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

NOTE 8.   INCOME TAXES

The provision for (benefit from) income taxes consisted of the following:

	For the Year Ended May 31,
	2014	2013
	(U.S. $)	(U.S. $)

Current	$646,695	$1,449,352
Deferred	335,569	(325,079)

	$982,264	$1,124,273

The Company is required to file income tax returns in both the PRC and the United States.  PRC tax filings for the tax year ended December 31, 2013 were examined by the PRC tax authorities in May 2013. The tax filings were accepted and no adjustments were proposed by the PRC tax authorities.

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the fiscal year ended April 30, 2013 and for the one month period ended May 31, 2013, a short year income tax return required to be filed as a result of the change in fiscal year.  Failure to furnish any income tax returns and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. Federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through May 31, 2014.  However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties. The tax years ended April 30, 2013 and 2012 and one month tax period ended May 31, 2013 remain open to examination by the IRS.

NOTE 9.   RELATED PARTY TRANSACTIONS

On August 5, 2012, the Company entered into an agreement to lease the rights of a patent on garbage recycling processing technology from Li Yuan, one of the Company’s officers/stockholders.  Under the current terms, the Company is required to pay a fee of $13,016 (RMB 80,000) each month for five years from September 2012 to August 2017.  The related prepaid patent leasing fees of $90,720 and $90,496 are included in the prepaid expenses on the consolidated balance sheets as of May 31, 2014 and 2013, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

NOTE 9.   RELATED PARTY TRANSACTIONS (CONTINUED)

The remaining payments for the patent rights not paid as of May 31, 2014 are as follows:

Period Ending
May 31,	Amount

2015	$65,080
2016	156,192
2017	156,192
Thereafter	39,048

$416,512

The Company obtained a demand loan from the above officer/stockholder which is non-interest bearing.  The loan of approximately $229,000 representing expenses paid by the above officer/stockholder and approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. (“Baichuang Consulting”) for the year ended May 31, 2013. For the year ended May 31, 2013, Baichuang Consulting repaid approximate $48,000 to the above officer/stockholder.  For the year ended May 31, 2014, no repayment was made. The net balance is reflected as loan from stockholder as of May 31, 2014.

NOTE 10.   LEASES

The Company leases office space under a one-year operating lease from an unrelated third party, which expired on March 31, 2013 and was extended to March 31, 2016.  The lease requires the Company to prepay the rental for one year of $7,267 (RMB 44,664).  The related prepayments of $6,030 and $6,015 are included in the prepaid expenses on the consolidated balance sheets as of May 31, 2014 and 2013, respectively.  The lease provides for renewal options.  Rent expense for the years ended May 31, 2014 and 2013 was $7,267 and $7,097, respectively.

The minimum future rentals under the lease as of May 31, 2014 are as follows:

Period Ending
May 31,	Amount

2015	$1,212
2016	6,060

$7,272

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

NOTE 11.   CONTINGENCIES (CONTINUED)

The Company did not file the information reports for the year ended December 31, 2013 and 2012 concerning its interest in foreign bank accounts on form TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBAR”).  Not complying with the FBAR reporting and recordkeeping requirements will subject the Company to civil penalties up to $10,000 for each year it has foreign bank accounts.  The Company has not determined the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

NOTE 12.   CONCENTRATION OF CREDIT AND BUSINESS RISK

Cash and cash equivalents

Substantially all of the Company’s assets and bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

The following table represents certain information about the Company’s customers which individually accounted for more than 10% of the Company’s gross revenue during the periods indicated:

	For the Year Ended		For the Year Ended
	May 31, 2014		May 31, 2013
	Amount	%	Amount	%
CUSTOMER 1	*	*	691,215	12.74%
CUSTOMER 2	*	*	643,545	11.86%
CUSTOMER 3	*	*	619,710	11.42%
CUSTOMER 4	*	*	619,710	11.42%
CUSTOMER 5	*	*	595,875	10.98%
CUSTOMER 6	*	*	572,040	10.54%
CUSTOMER 7	*	*	548,205	10.10%
CUSTOMER 8	732,150	15.54%	*	*
CUSTOMER 9	707,745	15.03%	*	*
CUSTOMER 10	634,530	13.47%	*	*

*Less than 10% of total sales.

NOTE 13.   ISSUANCE OF COMMON STOCK

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

NOTE 14.   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

The following condensed financial information of the Company includes the US parent only balance sheets as of May 31, 2014 and 2013, and the US parent company only statements of operations, and cash flows for the years ended May 31, 2014 and 2013:

Condensed Balance Sheets

ASSETS	May 31, 2014	May 31, 2013

Other receivable from VIE	$7,048,717	$7,031,313
Investment in subsidiaries and VIEs	10,813,780	7,999,774

TOTAL ASSETS	$17,862,497	$15,031,087

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other payables	$-	$-

Total liabilities	-	-

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 55,200,000 shares issued and outstanding at May 31, 2014 and 2013, respectively	55,200	55,200
Additional paid-in capital	11,389,049	11,389,049
Retained earnings	6,418,248	3,586,838

Total stockholders’ equity	17,862,497	15,031,087

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,862,497	$15,031,087

Condensed Statements of Operations

	For the Year Ended May 31,
	2014	2013

Revenues
Share of earnings from investment in subsidiaries and VIEs	$2,831,410	$3,453,911

Operating expenses
General and administrative	-	44,481

Net income	$2,831,410	$3,409,430

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

NOTE 14.   CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows

	For the Year Ended May 31,
	2014	2013

Cash flows from operating activities
Net income	$2,831,410	$3,409,430
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIEs	-	(3,453,911)

Net cash (used in) operating activities	(2,831,410)	(44,481)

Cash flows from financing activities
Advance from stockholders	-	44,481

Net increase in cash	-	-
Cash, beginning of year	-	-

Cash, end of year	$-	$-

Basis of Presentation

The Company records its investment in its subsidiaries and VIEs under the equity method of accounting.  Such investment is presented as “Investment in subsidiaries and VIEs” on the condensed balance sheets and shares of the subsidiaries and VIEs’ profits are presented as “Share of earnings from investment in subsidiaries and VIEs” in the condensed statements of operations.

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

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances.  The restricted net assets of the Company’s PRC subsidiary and VIE amounted to $17,910,359 and $15,031,087 as of May 31, 2014 and 2013, respectively.

In addition, the Company’s operations and revenues are conducted and generated in the PRC; all of the Company’s revenues being earned and currency received are denominated in RMB.  RMB is subject to the foreign exchange control regulations in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

 NOTE 14.   CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Restricted Net Assets (continued)

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the Company to be filed when the restricted net assets of consolidated subsidiaries and VIE’s exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.  For purposes of this test, restricted net assets of consolidated subsidiaries and VIEs shall mean that amount of the registrant’s proportionate share of net assets of its consolidated subsidiaries and VIEs (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company in the form of loans, advances or cash dividends without the consent of a third party.  The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiary and VIE exceed 25% of the consolidated net assets of the Company.

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

Based on the evaluation as of May 31, 2014, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of May 31, 2014, and based on that evaluation they concluded that our internal control over financial reporting was not effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that due to material weakness identified below our disclosure controls and procedures were not effective as of May 31, 2014 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2014, the Company determined that there were deficiencies in our internal control that constituted the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors, executive officers and key employees are listed below.

Name	Age	Position(s)

Li Yuan	40	Chairman of the Board and Chief Executive Officer
Yi Yuan	50	Director
Xiaojun Zhuang	42	Director
Kuanfu Fan	40	Chief Financial Officer, Secretary and Treasurer

Mr. Li Yuan, 40, has served as our Chairman of the board of directors and Chief Executive Officer since November 2012, founded Jiangsu Xuefeng in December 2007 and served as Chairman and Chief Executive Officer of Jiangsu Xuefeng since then.  From February 1997 to October 2003, Mr. Yuan served as the Department Manager of First Hostel in Suqian City. From October 2003 to 2007, Mr. Yuan devoted himself to the research & development and experiments of environmental protection equipment.  Mr. Yuan acquired Bachelor degree in International Relations Major from International Relations Faculty of Chinese People's Liberation Army. Mr. Yuan was selected as a director because of his extensive management experience, his background in the industry and his knowledge of the business of the Company.

Mr. Yi Yuan, 50, has served as our director from November 2012. From December 2007 until present, he founded Jiangsu Xuefeng and served as the chief engineer. From February 2001 to 2007, Mr. Yuan devoted himself to the R&D and experiments of environmental protection equipment. From August 1991 to February 2001, he served as a department manager at Suqian Urban Comprehensive Development Co, Ltd. From September 1990 to July 1991, he worked as a mechanic engineer at Suqian Garment Factory. From 1987 to August 1990, he acted as a machine maintenance class monitor at Suqian Furniture Factory. Mr. Yuan graduated with a senior high school degree and acquired abundant professional skills from years of working experience. Mr. Yuan was selected as a director because of his extensive management experience, his background in the industry and his knowledge of the business of the Company.

Mr. Xiaojun Zhuang, 42, has served as our director from November 2012 and is currently served as a director of Jiangsu Xuefeng. From 2002 to 2010, Mr. Zhuang founded Ocean S&T Development Co, Ltd, a company focusing on the R&D, manufacture and sale of environmental friendly coating and building materials, and served as the corporate juridical person. From November 1997 to March 2002, he worked at the government of Sucheng District in Suqian City. From August 1993 to October 1997, he worked at the government of Jingtou town in Suyu District. Mr. Zhuang graduated with a bachelor degree from business administration. Mr. Zhuang was selected as a director because of his extensive management experience, his background in the industry and his knowledge of the business of the Company.

Mr. Kuanfu Fan, 40, served as our Chief Financial Officer, Secretary and Treasurer from November 2012. From 2011 to 2012, Mr. Fan served as a regional vice manager & Chief Financial Officer of Shanghai United Water Group Co., Ltd. From July 2008 to October 2011, he served as a regional Chief Financial Officer of Yihai Jiali Group. From July 2005 to July 2008, he served as a Chief Financial Officer and a special assistant to the chairman of the board of Zhejiang telecom Co., Ltd. From September 2001 to July 2005, he served as a financial manager, an administrative office manager and a special assistant to the chairman of the board of Kunshan Shangxin Electronic Science and Technology Co., Ltd. From July 1998 to September 2001, he served as an accountant of Jiangsu Suining Supply and Marketing Cooperatives Head Office. Mr. Fan graduated from Nanjing Southeast University with a master degree in business administration.

Family Relationships

Li Yuan and Yi Yuan are brothers.  There are no other family relationships among any of our officers or directors.

Board Committees

Our organizational documents authorize a board of not less than one member. Our board of directors does not have a lead independent director. Our board of directors has determined that its leadership structure was appropriate and effective for the Company given its stage of operations. We will re-evaluate our leadership structure once we have added additional members to our board of directors.

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

Code of Ethics

Our code of ethic creates an affirmative obligation on the part of the Chief Executive Officer, Chief Financial Officer and any members of the finance department to, among other things, generally act with honesty and integrity and to promptly report any violations of law or business ethics.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth in U.S. dollars information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered to Jiangsu Xuefeng in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000. All the officers were paid by Jiangsu Xuefeng in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the May 31, 2014 conversation rate of RMB 6.14628 to $1.00.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)

Li Yuan	2014	$18,069	$0	$18,069
Chief Executive Officer	2013	$17,972	$0	$17,972

Kuanfu Fan,	2014	$9,043	$0	$9,043
Chief Financial Officer, Secretary and Treasurer	2013	$5,682	$0	$5,682

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

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended May 31, 2014 and 2013.  There are currently no outstanding awards at May 31, 2014.

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of August 26, 2014, after giving effect to the Inclusion Acquisition, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock. The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, C214, Fitting Integration Building, Fazhan Road to Suqian Gate Section.

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

(2)	Based on 55,200,000 shares of Common Stock issued and outstanding as of August 26, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2013 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation").

On August 5, 2012, the Company entered into an agreement to lease the rights of a patent on garbage recycling processing technology from Li Yuan, one of the Company’s officers/stockholders.  Under the current terms, the Company is required to pay a fee of $13,016 (RMB 80,000) each month for five years from September 2012 to August 2017.  The related prepaid patent leasing fees of $90,720 and $90,496 are included in the prepaid expenses on the consolidated balance sheets as of May 31, 2014 and 2013, respectively.

As of May 31, 2013, Jiangsu Xuefeng borrowed loans of a total of $182,526 from Li Yuan, the Company’s Chief Executive Officer, Chairman and one of the Company’s stockholders. This loan is due on demand and non-interest bearing. The proceeds of the loan were used to pay professional fees of the Company. No repayment has been made as of May 31, 2014.

The Company obtained a non-interest bearing and due-on-demand loan from Li Yuan, the Company’s Chief Executive Officer, Chairman and one of the Company’s stockholders.  The loan of approximately $229,000 representing expenses paid by the above officer/stockholder and approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. (“Baichuang Consulting”) for the year ended May 31, 2013. For the year ended May 31, 2013, Baichuang Consulting repaid approximate $48,000 to the above officer/stockholder.  For the year ended May 31, 2014, no repayment was made.

Review, approval or ratification of transactions with related persons

We do not have any other special committee, policy or procedures related to the review, approval or ratification of related party transactions.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended May 31, 2014 and 2013, we were billed approximately $75,000 and $75,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended May 31, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended May 31, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended May 31, 2014 and 2013.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) The following documents are filed as part of this report:

(1)	Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages 32 through 59 of this report.

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

Exhibit Number	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the S-1 Registration Statement filed with the SEC on July 12, 2011).

3.2	By-Laws (Incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement filed with the SEC on July 12, 2011).

3.3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2012).

10.1	Exclusive Technical Service and Business Consulting Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.2	Call Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.3	Proxy Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.4	Share Pledge Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.5	Subscription Agreement dated March 19, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2013).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document

101 SCH	XBRL Schema Document

101 CAL	XBRL Calculation Linkbase Document

101 DEF	XBRL Definition Linkbase Document

101 LAB	XBRL Labels Linkbase Document

101 PRE	XBRL Presentation Linkbase Document

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Xuefeng Environmental Engineering Inc.

Date: September 9, 2014	/s/ Li Yuan
Li Yuan
Chief Executive Officer (Principal Executive Officer)

Date: September 9, 2014	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Li Yuan	Chief Executive Officer and	September 9, 2014
Li Yuan	Chairman of the Board of Directors
(Pricipal Executive Officer)

/s/ Yi Yuan	Director	September 9, 2014
Yi Yuan

/s/ Xiaojun Zhuang	Director	September 9, 2014
Xiaojun Zhuang

/s/ Kuanfu Fan	Chief Financial Officer	September 9, 2014
Kuanfu Fan	(Principal Financial Officer)