Form 10-Q
period 2014-08-31
China Xuefeng Environmental Engineering Inc.
filed 2014-10-15
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2014
or

❒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number: 333-175483

China Xuefeng Environmental Engineering Inc.
(Exact name of registrant as specified in its charter)

Nevada	99-0364975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

C214. Fitting Integration Building, Fazhan Road to Suqian Gate Section Jiangsu Province, China	223800
(Address of principal executive offices)	(Zip Code)

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

As of October 13, 2014, there were 55,200,000 outstanding shares of common stock of the registrant, par value $.001 per share.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.

QUARTERLY REPORT ON FORM 10-Q

August 31, 2014

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

Consolidated Financial Statements for the
Three Months Ended August 31, 2014 and 2013

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(IN U.S. $)

	August 31,	May 31,
ASSETS	2014	2014
	(Unaudited)

Current assets:
Cash	$21,301,298	$20,629,604
Prepaid expenses	57,219	97,735

Total current assets	21,358,517	20,727,339

Fixed assets, net	20,018	23,587

TOTAL ASSETS	$21,378,535	$20,750,926

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN U.S. $)

	August 31,	May 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2014	2014
	(Unaudited)

Current liabilities:
Deferred revenues	$1,901,250	$1,895,400
Taxes payable	107,186	97,248
Loan from stockholder	312,117	255,468
Accrued liabilities	71,812	82,991
Total current liabilities	2,392,365	2,331,107

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $0.001 par value per share, 75,000,000 shares authorized; 55,200,000 shares issued and outstanding as of August 31, 2014 and May 31, 2014	55,200	55,200
Additional paid-in capital	11,389,049	11,389,049
Statutory reserve fund	657,342	604,333
Retained earnings	5,844,331	5,392,092
Other comprehensive income	456,326	421,823

Stockholders’ equity before noncontrolling interests	18,402,248	17,862,497
Noncontrolling interests	583,922	557,322

Total stockholders’ equity	18,986,170	18,419,819

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,378,535	$20,750,926

See accompanying notes to the consolidated financial statements

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013 (UNAUDITED, IN U.S. $)

	For the Three Months Ended August 31,
	2014	2013

Revenue	$875,880	$1,165,680
Cost of revenue	(75,901)	(108,755)

Gross profit	799,979	1,056,925

Operating expenses
Selling and marketing	23,802	31,258
General and administrative	87,416	73,787

Total operating expenses	111,218	105,045

Income from operations	688,761	951,880
Interest income	18,015	14,207

Income before provision for income taxes	706,776	966,087
Provision for income taxes	176,694	241,522

Net income	530,082	724,565
Less: noncontrolling interest	(24,834)	(34,576)

Net income attributable to common stockholders	$505,248	$689,989
Earnings per common share, basic and diluted	$0.01	$0.01

Weighted average shares outstanding, basic and diluted	55,200,000	55,200,000

Comprehensive income:
Net income	$530,082	$724,565
Foreign currency translation adjustment	36,269	32,824
Comprehensive income	566,351	757,389
Comprehensive income attributable to noncontrolling interests	(26,600)	(36,186)

Net Comprehensive income attributable to common aastockholders	$539,751	$721,203

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED AUGUST, 2014 (UNAUDITED, IN U.S.$)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, May 31, 2014	$55,200	$11,389,049	$5,392,092	$557,322	$604,333	$421,823	$18,419,819

Net income	-	-	505,248	24,834	-	-	530,082

Appropriation to statutory reserve	-	-	(53,009)	-	53,009	-	-

Foreign currency translation adjustment	-	-	-	1,766	-	34,503	36,269

Balance, August 31, 2014 (UNAUDITED)	$55,200	$11,389,049	$5,844,331	$583,922	$657,342	$456,326	$18,986,170

The accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013 (UNAUDITED, IN U.S. $)

	For the Three Months Ended August 31,
	2014	2013

Cash flows from operating activities:
Net income	$530,082	$724,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,635	3,167
Deferred income taxes	-	24,285
Changes in operating assets and liabilities:
Decrease in prepaid expenses	40,516	40,381
Increase in deferred revenue	5,850	686,190
Increase (decrease) in taxes payable	9,938	(120,390)
(Decrease) increase in accrued liabilities	(11,179)	43,356

Net cash provided by operating activities	578,842	1,401,554

Cash flows from investing activities:
Purchase of equipment	-	(16,530)

Cash flows from financing activities:
Proceeds from stockholder loan	56,000	-
Effect of exchange rate changes on cash	36,852	28,911

Net increase in cash	671,694	1,413,935
Cash, beginning	20,629,604	16,341,986

Cash, end	$21,301,298	$17,755,921

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$168,662	$339,710

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
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

On November 27, 2012, the Company completed a reverse acquisition transaction through a share exchange with the stockholders of Inclusion Business Limited (“Inclusion”), whereby the Company acquired 100% of the outstanding shares of Inclusion in exchange for a total of 7,895,000 shares of its common stock, representing 76.65% of the issued and outstanding shares of common stock.  As a result of the reverse acquisition, Inclusion became the Company’s wholly-owned subsidiary and the former Inclusion Stockholders became our controlling stockholders.  The share exchange transaction was treated as a reverse acquisition, with Inclusion as the acquirer and the Company as the acquired party for accounting purposes.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(UNAUDITED)

NOTE 1.   ORGANIZATION (CONTINUED)

Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, the WFOE provides technical support, consulting, training, marketing and operational consulting services to Jiangsu Xuefeng. In consideration for such services, Jiangsu Xuefeng has agreed to pay an annual service fee to the WFOE of 95% of Jiangsu Xuefeng’s annual net income with an additional payment of approximately US$16,220 (RMB 100,000) each month. The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

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

Share Pledge Agreement: Pursuant to the Share Pledge agreement, each of the stockholders pledged their shares in Jiangsu Xuefeng to the WFOE, to secure their obligations under the Exclusive Technical Service and Business Consulting Agreement. In addition, the stockholders of Jiangsu Xuefeng agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their interests in Jiangsu Xuefeng that would affect the WFOE’s interests. This Agreement remains effective until the obligations under the Exclusive Technical Service and Business Consulting Agreement, Call Option Agreement and Proxy Agreement have been fulfilled or terminated.

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(UNAUDITED)

NOTE 1.   ORGANIZATION (CONTINUED)

China Xuefeng Environmental Engineering Inc.
100%
Inclusion Business Limited (BVI)
100%
Lotus International Holdings Limited (Hong Kong)
Offshore
Onshore
100%
Baichuang Information Consulting (Shenzhen) Co., Ltd (WFOE)
Yi Yuan
Li Yuan
10%
90%
VIE Entrustment Agreements
Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The consolidated financial statements for the three months ended August 31, 2014 and 2013 include China Xuefeng Environmental Engineering Inc., and its wholly owned subsidiaries, Inclusion, Lotus and Baichuang Consulting and its VIE, Jiangsu Xuefeng.  All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(UNAUDITED)

BASIS OF ACCOUNTING AND PRESENTATION (CONTINUED)

The unaudited interim consolidated financial statements of the Company as of August 31, 2014 and for the three months ended August 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three months ended August 31, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending May 31, 2015.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITY (CONTINUED)

The following financial statement amounts and balances of Jiangsu Xuefeng have been included in the accompanying consolidated financial statements.

ASSETS	August 31, 2014	May 31, 2014
	(UNAUDITED)
Current assets:
Cash	$21,064,534	$20,390,978
Prepaid expenses	56,234	96,750
Deferred income taxes	-	-

Total current assets	21,120,768	20,487,728

Fixed assets	56,192	56,019
Less: accumulated depreciation	(36,174)	(32,432)

Fixed assets, net	20,018	23,587

Other assets:
Prepayment for acquisition of land use right	-	-

TOTAL ASSETS	$21,140,786	$20,511,315
LIABILITIES	August 31, 2014	May 31, 2014

Current liabilities:
Due to China Xuefeng Environmental Engineering, Inc. (1)	$7,167,973	$7,048,717
Payable to WFOE(2)	6,362,297	5,890,442
Deferred revenue	1,901,250	1,895,400
Taxes payable	10,332	13,395
Loan from stockholder	283,977	227,172
Accrued liabilities	50,056	82,991

Total current liabilities	15,775,885	15,158,117

TOTAL LIABILITIES	$15,775,885	$15,158,117

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITY (CONTINUED)

(2)
Payable to WFOE represents outstanding amounts due to Baichuang Information Consulting (Shenzhen) Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Jiangsu Xuefeng in exchange for 95% of Jiangsu Xuefeng’s net income and additional monthly payments of RMB 100,000 (approximately US$16,220).  In this quarter Jiangsu Xuefeng did not make any payment to the WOFE.

	For the Three Months Ended August 31,
	2014	2013
	(UNAUDITED)	(UNAUDITED)
Revenue	$875,880	$1,165,680
Net income (3)	$447,020	$691,529

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE.

	For the Three Months Ended August 31,
	2014	2013
	(UNAUDITED)	(UNAUDITED)
Net cash provided by operating activities	$581,497	$1,357,293
Net cash provided by (used in) investing activities	-	(16,530)
Net cash provided by financing activities	56,000	-
Effect of exchange rate changes on cash	36,059	28,461

Net increase in cash	$673,556	$1,369,224

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
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
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	August 31, 2014	May 31, 2014	August 31, 2013

Balance sheet items, except for stockholders’ equity, as of period end	0.1625	0.1620	0.1622

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows	0.1622	0.1627	0.1619

For the three months ended August 31, 2014 and 2013, foreign currency translation adjustments of $34,503 and $31,214, respectively, have been reported as other comprehensive income.  Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
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

Improvement and Upgrade Service

The improvement and upgrade service is a one-time service.  An inspection is conducted by the customer according to industry standards within three days of the completion of the improvement and upgrade.  An acceptance form is provided by the customer if the inspection is satisfactory.  Performance testing is conducted on the upgraded equipment within one month.  Testing can be done in less than a month period.  A final evaluation report is provided within five days of the completion of the performance testing.  The fee for improvement and upgrade services is fixed and becomes due within 30 days, upon the signing of the contract.  If the performance testing does not meet the specifications as agreed to in the contract, the customer is refunded 20% of the fee for the improvement and upgrade services.  The Company has met the agreed upon specifications and has not been required to make any refunds for its services.  No warranty is provided by the Company.

The customer is responsible for repair services when they are necessary.  The out of pocket expenses for the repair services will be charged separately to the customer by the Company.

Patent Licensing

Patent licensing is limited to 5 years with payments due annually in advance.  The patent technology of “harmless and comprehensive garbage processing equipment” provided by the Company to its customers has high garbage processing capacity and stable operation capacity.  It is the first modern system equipment in China to use DCS (Distributed Control System) centralized control, by which mechanical automation will be realized for the comprehensive treatment of life garbage.  Its core technology is to organically integrate the anaerobic digestion and aerobic fermentation garbage process, degrade and transform the organic matter of domestic waste, effectively sort out the garbage and recycle all kinds of materials, to eventually realize the true waste resource utilization and harmless utilization, with an utilization rate approaching 100%.  The resource recovery products, biogas, not only can be used for meeting the needs of the plant itself, but also can be sold as a separate product, which greatly improves the efficiency of garbage processing of the customer’s equipment, decreases production cost, and increases the recovery return of garbage processing.

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Multiple Elements

The Company determined that its improvement and upgrade service is individually a separate unit of accounting.  In determining whether the improvement and upgrade services has standalone value, the Company considered factors including the availability of similar services from other vendors, its fee structure based on inclusion and exclusion of the service, and its marketing and delivery of the service.  The Company uses the vendor-specific objective evidence to determine the selling price for its improvement and upgrade services when sold in multiple-element arrangements.  Although not yet being sold separately, the price established by the management has the relevant authority.

The Company also determined that the patent licensing has standalone value because the patent can be leased separately.  The Company uses the vendor-specific objective evidence to determine the price for patent licensing when sold in multiple-element arrangements.  Although not yet being leased separately, the price established by the management has the relevant authority.

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

VULNERABILITY DUE TO OPERATIONS IN PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. The different cultures, business preferences, corruption, diverse uncertain government regulations, tax systems and currency regulations are risks impacting the Company’s current operations. Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions.  There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent, effective or continue.

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
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

DEFERRED REVENUE

Deferred revenue includes payments received for a) improvement and upgrade services and b) patent licensing fees. These payments received, but not yet earned, are recognized as deferred revenue on the consolidated balance sheets.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. At August 31, 2014 and May 31, 2014, the differences relate entirely to revenue deferred for financial statement purposes. During the quarter ended August 31, 2014, as permitted by the PRC tax law, the Company began recognizing revenue from patent licensing fees for income tax purposes, based on when it is earned rather than when it is collected, consistent with financial statement recognition. As a result, there are no differences between the basis of assets and liabilities for financial statement and income tax purposes for deferred revenue and, as a result, deferred income taxes are no longer required to be recognized. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of August 31, 2014 and May 31, 2014, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three months ended August 31, 2014 and 2013.

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  For the three months ended August 31, 2014 and 2013, advertising expense was $11,354 and $11,333, respectively.

STATUTORY RESERVE FUND

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  For the three months ended August 31, 2014 and 2013, a statutory reserve of $53,009 and $69,153 was required to be funded by the Company.

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(UNAUDITED)

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of August 31, 2014 and May 31, 2014, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

NOTE 5.   FIXED ASSETS

Fixed assets are summarized as follows:

	August 31, 2014	May 31, 2014
	(UNAUDITED)	(UNAUDITED)

Computers and equipment	$27,817	$27,732
Vehicle	15,226	15,179
Furniture and fixtures	13,149	13,108

	56,192	56,019
Less: Accumulated depreciation	(36,174)	(32,432)

	$20,018	$23,587

For the three months ended August 31, 2014 and 2013, depreciation expense was $3,635 and $3,167, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(UNAUDITED)

NOTE 6.   PREPAYMENT FOR ACQUISITION OF LAND USE RIGHT

The Company was refunded the prepayment in March 2014 because the land used right had not been obtained as of year ended May 31, 2014.

NOTE 7.   ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	August 31, 2014	May 31, 2014
	(UNAUDITED)	(UNAUDITED)

Payroll	$14,614	$14,702
Professional fees	35,285	68,136
Other	21,913	153

	$71,812	$82,991

NOTE 8.   INCOME TAXES

The provision for (benefit from) income taxes consisted of the following:

	For the Three Months Ended August 31,
	2014	2013
	(UNAUDITED)	(UNAUDITED)

Current	$176,694	$217,237
Deferred	-	24,285

	$176,694	$241,522

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(UNAUDITED)

NOTE 8.   INCOME TAXES (CONTINUED)

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the fiscal year ended May 31, 2014, April 30, 2013 and for the one month period ended May 31, 2013, a short year income tax return required to be filed as a result of the change in fiscal year.  Failure to furnish any income tax returns and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. Federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through August 31, 2014. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties. The tax years ended May 31, 2014 and 2013 and April 30, 2013, 2012 and 2011 remain open to examination by the IRS.

NOTE 9.   RELATED PARTY TRANSACTIONS

On August 5, 2012, the Company entered into an agreement to lease the rights of a patent on garbage recycling processing technology from Li Yuan, one of the Company’s officers/stockholders.  Under the current terms, the Company is required to pay a fee of $12,976 (RMB 80,000) each month for five years from September 2012 to August 2017.  The related prepaid patent leasing fees of $52,000 and $90,720 are included in prepaid expenses on the consolidated balance sheets as of August 31, 2014 and May 31, 2014, respectively.

The remaining payments for the patent rights not paid as of August 31, 2014 are as follows:

Period Ending
May 31,	Amount

2015	$64,880
2016	155,712
2017	155,712
Thereafter	38,928

$415,232

The Company obtained a demand loan from the above officer/stockholder which is non-interest bearing.  The loan of approximately $312,000 represents expenses paid by the officer/stockholder and approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. (“Baichuang Consulting”) for year ended May 31, 2014. For the three months ended August 31, 2014 and 2013, Baichuang Consulting repaid approximate $0 and $51,000, respectively, to the above officer/stockholder. The net balance is reflected as loan from stockholder as of August 31, 2014.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(UNAUDITED)

NOTE 10.   LEASES

The Company leases office space under a one-year operating lease from an unrelated third party, which expired on March 31, 2013 and was extended to March 31, 2016.  The lease requires the Company to prepay the rental for one year of $7,245 (RMB 44,664).  The related prepayments of $4,234 and $6,030 are included in prepaid expenses on the consolidated balance sheets as of August 31, 2014 and May 31, 2014, respectively.  The lease provides for renewal options.  Rent expense for the three months ended August 31, 2014 and 2013 was $1,811 and $1,808 respectively.

The minimum future rentals under the lease as of August 31, 2014 are as follows:

Period Ending
May 31,	Amount

2015	$1,208
2016	6,040

$7,248

NOTE 11.   CONTINGENCIES

As disclosed in Note 8, the Company is delinquent in filing certain tax returns with the U.S. Internal Revenue Service.  The Company is unable to determine the amount of penalties, if any, that may be assessed at this time.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

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

NOTE 12.   CONCENTRATION OF CREDIT AND BUSINESS RISK

Cash and cash equivalents

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(UNAUDITED)

NOTE 12.   CONCENTRATION OF CREDIT AND BUSINESS RISK (CONTINUED)

Major customers

The following table represents certain information about the Company’s customers which individually accounted for more than 10% of the Company’s gross revenue during the periods indicated:

	For the Three Months Ended	For the Three Months Ended
	August 31, 2014	August 31, 2013
	Amount %	Amount %
CUSTOMER 1	* *	509,985	43.75%

*Less than 10% of total sales.

NOTE 13.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

The following condensed financial information of the Company includes the US parent only balance sheets as of August 31, 2014 and May 31, 2014, and the US parent company only statements of income, and cash flows for the three months ended August 31, 2014 and 2013:

Condensed Balance Sheets

ASSETS	August 31, 2014	May 31, 2014
	(UNAUDITED)	(UNAUDITED)

Other receivable from VIE	$7,167,973	$7,048,717
Investment in subsidiaries and VIEs	11,234,275	10,813,780

TOTAL ASSETS	$18,402,248	$17,862,497

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other payables	$-	$-

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 55,200,000 shares issued and outstanding at August 31, 2014 and May 31, 2014	55,200	55,200
Additional paid-in capital	11,389,049	11,389,049
Retained earnings	6,957,999	6,418,248

Total stockholders’ equity	18,402,248	17,862,497

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,402,248	$17,862,497

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(UNAUDITED)

NOTE 13.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

Condensed Statements of Income

	For the Three Months Ended August 31,
	2014	2013
	(UNAUDITED)	(UNAUDITED)
Revenues
Share of earnings from investment in subsidiaries and VIEs	$539,751	$721,203

Operating expenses
General and administrative	-	-

Net income	$539,751	$721,203

Condensed Statements of Cash Flows

	For the Three Months Ended August 31,
	2014	2013
	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities
Net income	$539,751	$721,203
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIEs	(539,751)	(721,203)

Net cash (used in) operating activities	-	-

Cash flows from financing activities
Advance from stockholders	-	-

Net increase in cash	-	-
Cash, beginning of year	-	-

Cash, end of year	$-	$-

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(UNAUDITED)

NOTE 13.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

Basis of Presentation

The Company records its investment in its subsidiaries and VIEs under the equity method of accounting.  Such investment is presented as “Investment in subsidiaries and VIEs” on the condensed balance sheets and the U.S. parent share of the subsidiaries and VIEs’ profits are presented as “Share of earnings from investment in subsidiaries and VIEs” in the condensed statements of income.

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

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances.  The restricted net assets of the Company’s PRC subsidiary and VIE amounted to $18,402,248 and $17,862,497 as of August 31, 2014 and May 31, 2014, respectively.

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

Our Services

With the development of the urbanization in China, the amount of household garbage is growing, whereas the processing capability of garbage processing equipment cannot satisfy the demand. In order to improve the processing equipment of other garbage processing plants, we provide upgrades and improvements to the software systems and hardware equipment by installing various systems of patented technology “comprehensive and harmless garbage-processing equipment” into customers’ equipment, and reconstructing the hardware to expand the garbage sorting scope and capacity of their equipment.

The Patent technology of “harmless and comprehensive garbage processing equipment” provided by Jiangsu Xuefeng to its customers has a high garbage processing capacity and stable operation capacity. It is the first modern system equipment in China to use DCS (Distributed Control System) centralized control, by which mechanical automation will be realized for the comprehensive treatment of life garbage. Its core technology is to organically integrate the anaerobic digestion and aerobic fermentation garbage process, degrade and transform the organic matter of domestic waste, effectively sort out the garbage and recycle all kinds of materials, to eventually realize the true waste resource utilization and harmless utilization, with its resource utilization and harmless utilization rate approaching 100%. The resource recovery products, biogas, can not only be used for meeting the needs of the plant itself, but also for outer supply, which greatly improves the efficiency of garbage processing of equipment, decreases production costs, and increases the recovery return of garbage processing.

The comprehensive and harmless garbage processing equipment is comprised of a waste digestion pretreatment system, methane gas power generation system, sorting processing system, bricklaying building system, leachate treatment system, DCS (distribution control system), XFET-5 ecological and water-saving toilets and excrement comprehensive processing system and various material collection systems. The equipment technology is designed and manufactured based on the complicated situation of the household garbage in China. According to the features of various garbage, the equipment utilizes the wind-force, gravity, magnetic, shape and etc to process the garbage by the combined way of machine selecting, winnowing, magnetic separation, automatic cutting, smashing and other technological processes. The equipment has large processing capacity and can run the whole day. The stand-alone equipment can process 500 to 1000 tons of garbage per day. It can sort and process complicated municipal solid waste, leaving no pollution and no residue, reaching the "3 without" standard of no waste gas, no waste water and no waste residue.

After we complete the internal system upgrade and hardware equipment improvements of the garbage equipment, we deliver the upgraded equipment to the customers. The customers will conduct an inspection and performance testing of the upgraded equipment within one month pursuant to the contract to inspect whether the internal control system and the hardware structure can operate steadily and reach the expected results. The inspection includes the following: whether the quality of the equipment and accessories after improvement can match the patented technology and process various kinds of garbage, whether the various garbage systems can process automatically, and whether the daily garbage processing capacity reaches the expected results per the contract. If during the performance testing period, the performance meets the requirements of the contract, it would be deemed that we have fully executed the contract.

Prior to the first service agreement in April 2012, we did not conduct any business activities except for the preparation of the business and the development of the clients, etc. When we complete the upgrading service for a client, we go through the acceptance check and commissioning of the company in accordance with the contract, to make sure that the services provided met the expectations of the clients. After that, we are not subject to any additional services. The revenue we generated belongs to the service class income, with the main cost being the salaries of the staff and the leasing fees for the patent, whereas the hardware and software equipment, as well as the material used in the upgrading are the responsibility of the client.

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

Results of Operations

Three Months Ended August 31, 2014 compared to the Three Months Ended August 31, 2013

The following table sets forth in U.S. dollars key components of our unaudited results of operations during the three months ended August 31, 2014 and 2013, and the percentage change between 2014 and 2013.

	Three Months Ended August 31
	2014	2013	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$875,880	$1,165,680	(25%)
Cost of revenue	(75,901)	(108,755)	(30%)
Gross profit	799,979	1,056,925	(24%)
Selling expenses	23,802	31,258	(24%)
General and administrative expenses	87,416	73,787	18%
Total operating expenses	111,218	105,045	6%
Operating income	688,761	951,880	(28%)
Interest income	18,015	14,207	27%
Income before provision for income taxes	706,776	966,087	(27%)
Provision for income taxes	176,694	241,522	(27%)
Net income	530,082	724,565	(27%)
Noncontrolling interests	(24,834)	(34,576)	(28%)
Net income attributable to common stockholders	505,248	689,989	(27%)

Revenue

We provide improvement and upgrading services for garbage processing equipment to our customers. This is a one-time service. We also lease the licensed patent to our customers. The patent licensing is limited to five years with payments due annually in advance.

Our sales for the three months ended August 31, 2014 decreased by $289,800 or 25% compared the sales for the three months ended August 31, 2013. The primary reason for the decrease in sales was a result of not signing new contracts for technical services for the quarter ended August 31, 2014, but patent leasing revenue increased by 2 new contracts comparing with the quarter ended August 31, 2013. The following table sets forth our revenue for the three months ended August 31, 2014 and 2013:

	Three Months Ended August 31
	2014	2013	Percentage
	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$-	$485,700	(100%)
Patent Leasing	875,880	679,980	29%
Total	$875,880	$1,165,680	(25%)

Improvement and Upgrading Services

For the three months ended August 31, 2014, there was no revenue from improvement and upgrading services. For the three months ended August 31, 2013, revenue from improvement and upgrading services provided to one unrelated customers was $485,700. The services were completed and accepted by the customer and the payment was received in full as of August 31, 2013.

Patent Licensing

For the three months ended August 31, 2014, revenue from patent licensing was from 12 unrelated customers totaling  $875,880. For the three months ended August 31, 2013, revenue from patent licensing was from 10 unrelated customers totaling $679,980.

Cost of Revenues

Our cost of revenues decreased to $75,901 for the three months ended August 31, 2014 from $108,755 for three months ended August 31, 2013. The decrease in cost of revenues was principally due to the decrease in technical relevant training expenses and other relevant expenses associated with our technical department, e.g. entertainment, travelling expenses etc, as there were no system upgrades in the three months ended August 31, 2014. In addition, we were no longer subject to sales tax effective December 1, 2012, which further resulted in the decrease in cost of revenues.

Our costs of revenues primarily consist of fees paid to a the related party for licensing the patent, employees’ salaries, insurance, training expenses and other daily operating expenses. In addition, business taxes were classified as cost of revenues before December 1, 2012. Under China tax law, our business tax was changed to a value added tax after December 1, 2012 but we are exempt from the value added tax by the authority of the local tax bureau.

Gross Profit.

Our business stream has resulted in a high gross margin because we have no cost of products sold. Our cost of revenue is almost entirely direct labor and patent licensing fees, and other operating expenses. As the result of decrease in technical and upgrading service revenue, our gross profit decreased to $799,979 for three months ended August 31, 2014 from $1,056,925 for three months ended August 31, 2013 which represented a gross profit ratio of 91% for both years.

Selling and Marketing Expenses.

Our selling and marketing expenses decreased to $23,802 for three months ended August 31, 2014 from $31,258 for the three months ended August 31, 2013 which represented a decrease of 24%. Our selling and marketing expenses were primarily comprised of sales employees’ salary, advertising expenses, training expenses and travelling expenses. The total decrease represented a decrease in salary and training expenses as a result of the decrease in technical service revenue.

General and Administrative Expenses

Our general and administrative expenses increased to $87,416 for the three months ended August 31, 2014 from $73,787 for the three months ended August 31, 2013, representing an 18% increase. Our general and administrative expenses were primarily comprised of employees’ salaries, travelling expenses, entertainment expenses and professional fees.

Provision for Income Taxes

Our provision for income taxes decreased to $176,694 for the three months ended August 31, 2014 from $241,522 for the three months ended August 31, 2013. Our effective tax rate for the three months ended August 31, 2014 and 2013 was the statutory rate of 25%. Our tax filings for the year ended December 31, 2012 were examined by the PRC tax authorities in April 2013. The tax filings were accepted and no adjustments were proposed. The decrease in the provision for income taxes was primarily due to the decrease in our income.

Net Income

For the three months ended August 31, 2014 and 2013, we generated net income of $530,082 and $724,565, respectively.  This represented a decrease in net income of $194,483 or 27%. The entrusted management agreements assign to Baichuang Consulting only 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a “non-controlling interest” of $24,834 and $34,576 for the three months ended August 31, 2014 and 2013, respectively, before recognizing net income attributable to the common stockholders of the Company.  After the discussed “non-controlling interest” deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the common stockholders' of the Company for the three months ended August 31, 2014 and 2013 was $505,248 and $689,989, representing $0.01 and $0.01 per share, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended August 31, 2014 and 2013, a foreign currency gain of $36,269 and $32,824, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of August 31, 2014, we had cash and cash equivalents of $21,301,298, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from capital contributions of $4,541,532 to Jiangsu Xuefeng’s since January 2011, net proceeds of the private placement completed in March 2013 and cash provided from the operations. Despite our large cash balances, the interest income generated for the three months ended August 31, 2014 was nominal for principally two reasons: the bank’s current deposit interest rate is very low, and the annual interest rates float up or down within a 0.35% range; The interest income reported in our financial statements is the net interest after deducting bank service charges and overdraft fees. The overdraft fee was calculated as 2% of the overdraft limit. We terminated this overdraft service in April 2013, and no overdraft fees are deducted from our interest income thereafter.

To date, we have financed our operations primarily through equity contributions by our stockholders, a private placement and cash flows from operations. We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Operating activities

Net cash provided by operating activities was $578,842 for the three months ended August 31, 2014. Comparing with $1,401,554 for the three months ended August 31, 2013, the difference was mainly due to the increase in deferred revenue in 2013.

Investing activities

There were no investment expenditures for the three months ended August 31, 2014. For the three months ended August 31, 2013, $16,530 was used for purchase of equipment.

Financing activities

For the three months ended August 31, 2014, the net cash provided by financing activities were entirely from the stockholder loan of $56,000. For the three months ended August 31 2013 the Company utilized no cash in financing activities. The proceeds from the stockholder loan were utilized for professional services and the registration of Baichuang Consulting due to the Chinese banks’ restriction of cash transfers.

We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Transfer of Cash

All of our revenues are earned by Jiangsu Xuefeng, our PRC controlled consolidated affiliate. PRC regulations restrict the ability to make dividend and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends only out of accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amount of said fund reaches 50% of its registered capital. The statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Lotus International Holdings Limited, a Hong Kong corporation and Baichuang Information Consulting (Shenzhen) Co., Ltd, a WFOE, is a bridge to transfer funds inside and outside the PRC. There are three ways for foreign cash to be transferred into Chinese subsidiaries:

(1) Capital funds: At the establishment of the WFOE (Baichuang Consulting), in accordance with the provisions of PRC Foreign-Owned Enterprise Law, funds were injected as capital by Lotus International into its wholly foreign owned enterprise established in mainland China, Baichuang Consulting.

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

(3) Raised capital - joint venture: Lotus International could inject the funds into Jiangsu Xuefeng by complying with the provisions of the PRC Sino-Foreign Equity Joint Venture Law. To accomplish this capital transfer, we would be required to apply to the Chinese government for approval to convert Jiangsu Xuefeng into an equity joint venture, in which Lotus International (HK company) would be its equity joint venturer. If approved, Lotus International would then own a portion of the equity in Jiangsu Xuefeng, and the VIE agreements between Jiangsu Xuefeng and Baichuang Consulting (WFOE) would be modified accordingly to reduce the portion of net income payable by Jiangsu Xuefeng to Baichuang Consulting.

We have no current plans for the Company to fund Jiangsu Xuefeng, and expect the VIE structure to remain in place for the foreseeable future.

Pursuant to the Exclusive Technical Service and Business Consulting Agreement between Baichuang Consulting (WFOE) and Jiangsu Xuefeng, Baichuang Consulting is to provide technical support and consulting services to Jiangsu Xuefeng in exchange for (i) 95% of the total annual net income of Jiangsu Xuefeng and (ii) RMB100,000 per month (US$16,220). As a result, there are also two ways to transfer the funds from inside the PRC to outside the PRC:

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

(2) According to the provisions of the Service Fee in Article 3 of the Exclusive Technology Service and Business Consulting Agreement, a management fee of $16,220 will be paid to Baichuang Consulting each month, and in turn Baichuang Consulting will be in compliance with the provisions of the PRC Foreign-Owned Enterprise Law and transfer this income to Lotus International (HK company) for the purpose of profit distribution.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2014, the Company determined that there were control deficiencies that constituted the following material weaknesses:

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

China Xuefeng Environmental Engineering Inc.

Date: October 15, 2014	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: October 15, 2014	By:	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)