Form 10-Q
period 2014-11-30
China Xuefeng Environmental Engineering Inc.
filed 2015-01-13
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2014
or

❒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number: 333-175483

China Xuefeng Environmental Engineering Inc.
(Exact name of registrant as specified in its charter)

Nevada	99-0364975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Beijing-Hangzhou Grand Canal Service Center Building C, Suite 214 Sucheng District, Suqian, Jiangsu Province, P.R. China	223800
(Address of principal executive offices)	(Zip Code)

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

As of January 13, 2015, there were 55,200,000 outstanding shares of common stock of the registrant, par value $.001 per share.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.

QUARTERLY REPORT ON FORM 10-Q

November 30, 2014

CERTAIN USAGE OF TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of China Xuefeng Environmental Engineering Inc. (formerly known as NYC Moda Inc.).

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	November 30,	May 31,
ASSETS	2014	2014
	(Unaudited)
Current assets:
Cash	$22,242,160	$20,629,604
Prepaid expenses	16,442	97,735

Total current assets	22,258,602	20,727,339

Fixed assets, net	20,998	23,587

TOTAL ASSETS	$22,279,600	$20,750,926

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	November 30,	May 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2014	2014
	(Unaudited)
Current liabilities:
Deferred revenues	$2,199,150	$1,895,400
Taxes payable	115,854	97,248
Loan from stockholder	340,760	255,468
Accrued liabilities	45,476	82,991
Total current liabilities	2,701,240	2,331,107

Commitments and contingencies	-	-

Stockholders’ equity:

Common stock, $0.001 par value per share, 75,000,000 shares authorized; 55,200,000 shares issued and outstanding as of November 30, 2014 and May 31, 2014	55,200	55,200
Additional paid-in capital	11,389,049	11,389,049
Statutory reserve fund	709,664	604,333
Retained earnings	6,290,713	5,392,092
Other comprehensive income	523,880	421,823

Stockholders’ equity before noncontrolling interests	18,968,506	17,862,497
Noncontrolling interests	609,854	557,322

Total stockholders’ equity	19,578,360	18,419,819

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,279,600	$20,750,926

See accompanying notes to the consolidated financial statements

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
 (UNAUDITED) (IN U.S. $)

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013

Revenue	$879,120	$1,781,880	$1,755,000	$2,947,560
Cost of revenue	(78,916)	(94,710)	(154,817)	(203,465)

Gross profit	800,204	1,687,170	1,600,183	2,744,095

Operating expenses
Selling and marketing	26,810	21,637	50,612	52,895
General and administrative	94,261	73,605	181,677	147,392

Total operating expenses	121,071	95,242	232,289	200,287

Income from operations	679,133	1,591,928	1,367,894	2,543,808
Interest income	18,453	15,154	36,468	29,361

Income before provision for income taxes	697,586	1,607,082	1,404,362	2,573,169
Provision for income taxes	174,403	401,771	351,097	643,293

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
 (UNAUDITED) (IN U.S. $)

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013

Net income	523,183	1,205,311	1,053,265	1,929,876
Noncontrolling interests	(24,479)	(58,602)	(49,313)	(93,178)

Net income attributable to common stockholders	$498,704	$1,146,709	$1,003,952	$1,836,698

Earnings per common share, basic and diluted	$0.01	$0.02	$0.02	$0.03

Weighted average shares outstanding, basic and diluted	55,200,000	55,200,000	55,200,000	55,200,000

Comprehensive Income:
Net Income	$523,183	$1,205,311	$1,053,265	$1,929,876
Foreign currency translation adjustment	69,007	119,467	105,276	152,291

Comprehensive income	592,190	1,324,778	1,158,541	2,082,167
Comprehensive income attributable to noncontrolling interests	(25,932)	(61,257)	(52,532)	(97,443)

Net Comprehensive income attributable to common stockholders	$566,256	$1,263,521	$1,106,009	$1,984,724

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2014 (UNAUDITED) (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, May 31, 2014	$55,200	$11,389,049	$5,392,092	$557,322	$604,333	$421,823	$18,419,819

Net income	-	-	1,003,952	49,313	-	-	1,053,265

Appropriation to statutory-+ reserve	-	-	(105,331)	-	105,331	-	-

Foreign currency translation adjustment	-	-	-	3,219	-	102,057	105,276

Balance, August 31, 2014- Unaudited	$55,200	$11,389,049	$6,290,713	$609,854	$709,664	$523,880	$19,578,360

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

	Six Months Ended November 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,053,265	$1,929,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,711	7,102
Deferred income taxes	-	267,960
Changes in operating assets and liabilities:
Decrease in prepaid expenses	81,293	81,035
Increase in deferred revenue	303,750	575,070
Increase (decrease) in taxes payable	18,606	(327,318)
(Decrease) increase in accrued liabilities	(37,515)	2,176

Net cash provided by operating activities	1,426,110	2,535,901

Cash flows from investing activities:
Purchase of equipment	(3,997)	(16,581)

Cash flows from financing activities:
Proceeds from stockholder loan	84,000	31,000

Effect of exchange rate changes on cash	106,443	144,142

Net increase in cash	1,612,556	2,694,462
Cash, beginning	20,629,604	16,341,986

Cash, end	$22,242,160	$19,036,448

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$336,257	$366,153

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

NOTE 1.   ORGANIZATION (CONTINUED)

Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, the WFOE provides technical support, consulting, training, marketing and operational consulting services to Jiangsu Xuefeng. In consideration for such services, Jiangsu Xuefeng has agreed to pay an annual service fee to the WFOE of 95% of Jiangsu Xuefeng’s annual net income with an additional payment of approximately US$16,250 (RMB 100,000) each month. The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

NOTE 1.   ORGANIZATION (CONTINUED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The consolidated financial statements for the three and six months ended November 30, 2014 and 2013 include China Xuefeng Environmental Engineering Inc., and its wholly owned subsidiaries, Inclusion, Lotus and Baichuang Consulting and its VIE, Jiangsu Xuefeng.  All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

BASIS OF ACCOUNTING AND PRESENTATION (CONTINUED)

The unaudited interim consolidated financial statements of the Company as of November 30, 2014 and for the three and six months ended November 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three and six months ended November 30, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending May 31, 2015.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITY (CONTINUED)

The following financial statement amounts and balances of Jiangsu Xuefeng have been included in the accompanying consolidated financial statements.

ASSETS	November 30, 2014	May 31, 2014
	(UNAUDITED)
Current assets:
Cash	$22,007,322	$20,390,978
Prepaid expenses	15,457	96,750

Total current assets	22,022,779	20,487,728

Fixed assets	60,338	56,019
Less: accumulated depreciation	(39,340)	(32,432)

Fixed assets, net	20,998	23,587

TOTAL ASSETS	$22,043,777	$20,511,315

LIABILITIES

Current liabilities:
Due to China Xuefeng Environmental Engineering, Inc. (1)	$7,087,877	$7,048,717
Payable to WFOE(2)	6,925,159	5,890,442
Deferred revenue	2,199,150	1,895,400
Taxes payable	5,967	13,395
Loan from stockholder	312,745	227,172
Accrued liabilities	45,476	82,991

Total current liabilities	16,578,610	15,158,117

TOTAL LIABILITIES	$16,578,610	$15,158,117

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITY (CONTINUED)

(2)
Payable to WFOE represents outstanding amounts due to Baichuang Information Consulting (Shenzhen) Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Jiangsu Xuefeng in exchange for 95% of Jiangsu Xuefeng’s net income and additional monthly payments of RMB 100,000 (approximately US$16,250).  In this quarter Jiangsu Xuefeng did not make any payment to the WOFE.

	Three Months Ended November 30,
	2014	2013
	(UNAUDITED)	(UNAUDITED)

Revenue	$879,120	$1,781,880
Net income (3)	$440,640	$1,172,038

	Six Months Ended November 30,
	2014	2013
	(UNAUDITED)	(UNAUDITED)

Revenue	$1,755,000	$2,947,560
Net income (3)	$887,660	$1,863,567

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE.

	Six Months Ended November 30,
	2014	2013
	(UNAUDITED)	(UNAUDITED)

Net cash provided by operating activities	$1,470,543	$2,446,998
Net cash provided by (used in) investing activities	(3,997)	(16,581)
Net cash provided by financing activities	84,000	31,000
Effect of exchange rate changes on cash	65,798	142,886

Net increase in cash	$1,616,344	$2,604,303

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	November 30, 2014	May 31, 2014	November 30, 2013

Balance sheet items, except for stockholders’ equity, as of period end	0.1629	0.1620	N/A

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows	0.1625	N/A	0.1624

For the three months ended November 30, 2014 and 2013, foreign currency translation adjustments of $69,007 and $119,467, respectively, and for the six months ended November 30, 2014 and 2013, foreign currency translation adjustments of $105,276 and $152,291, respectively, have been reported as other comprehensive income.  Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

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

The Company also determined that the patent licensing has standalone value because the patent can be licensed separately.  The Company uses the vendor-specific objective evidence to determine the price for patent licensing when sold in multiple-element arrangements.  Although not yet being leased separately, the price established by the management has the relevant authority.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  At November 30, 2014 and May 31, 2014, the differences relate entirely to revenue deferred for financial statement purposes.  During the three and six months ended November 30, 2014, as permitted by the PRC tax law, the Company began recognizing revenue from patent licensing fees for income tax purposes, based on when it is earned rather than when it is collected, consistent with financial statement recognition.  As a result, there are no differences between the basis of assets and liabilities for financial statement and income tax purposes for deferred revenue and, as a result, deferred income taxes are no longer required to be recognized.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of November 30, 2014 and May 31, 2014, the Company does not have a liability for any unrecognized tax benefits.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and six months ended November 30, 2014 and 2013.

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

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  For the three months ended November 30, 2014 and 2013, advertising expense was $13,021 and $4,095, respectively, and for the six months ended November 30, 2014 and 2013, advertising expense was $24,375 and $15,428, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STATUTORY RESERVE FUND

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  For the six months ended November 30, 2014 and 2013, a statutory reserve of $105,331 and $186,357, respectively, was required to be allocated by the Company.

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. This accounting standard update is not expected to have any impact on the Company’s financial statements.

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of November 30, 2014 and May 31, 2014, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

NOTE 5.   FIXED ASSETS

Fixed assets are summarized as follows:

	November 30, 2014	May 31, 2014
	(UNAUDITED)

Computers and equipment	$31,893	$27,732
Vehicle	15,264	15,179
Furniture and fixtures	13,181	13,108

	60,338	56,019
Less: Accumulated depreciation	(39,340)	(32,432)

	$20,998	$23,587

For the three months ended November 30, 2014 and 2013, depreciation expense was $3,076 and $3,935, respectively. For the six months ended November 30, 2014 and 2013, depreciation expense was $6,711 and $7,102, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

NOTE 6.   INCOME TAXES

The provision for income taxes consisted of the following:

	Three Months Ended November 30,
	2014	2013
	(UNAUDITED)	(UNAUDITED)

Current	$174,403	$158,096
Deferred	-	243,675
		$
	174,403	$401,771

	Six Months Ended November 30,
	2014	2013
	(UNAUDITED)	(UNAUDITED)

Current	$351,097	$375,333
Deferred	-	267,960

	$351,097	$643,293

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

NOTE 6.   INCOME TAXES (CONTINUED)

The expected tax rate for income in PRC is 25% which is the same as the effective tax rate for the periods presented.

The Company is required to file income tax returns in both the PRC and the United States.  PRC tax filings for the tax year ended December 31, 2013 were examined by the PRC tax authorities in May 2014. The tax filings were accepted and no adjustments were proposed by the PRC tax authorities.

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

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. Federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through November 30, 2014. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. Federal income taxes, interest and penalties. The tax years ended May 31, 2014 and 2013 and April 30, 2013, 2012 and 2011 remain open to examination by the IRS.

NOTE 7.   RELATED PARTY TRANSACTIONS

On August 5, 2012, the Company entered into an agreement to lease the rights of a patent on garbage recycling processing technology from Li Yuan, one of the Company’s officers/stockholders.  Under the current terms, the Company is required to pay a fee of $13,032 (RMB 80,000) each month for five years from September 2012 to August 2017.  The related prepaid patent leasing fees of $13,032 and $90,720 are included in prepaid expenses on the consolidated balance sheets as of November 30, 2014 and May 31, 2014, respectively.

The remaining payments for the patent rights not paid as of November 30, 2014 are as follows:

Period Ending
May 31,	Amount

2015	$65,160
2016	156,384
2017	156,384
Thereafter	39,096

$417,024

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

NOTE 7.   RELATED PARTY TRANSACTIONS (CONTINUED)

The Company obtained a demand loan from Li Yuan, an officer/stockholder which is non-interest bearing.  The loan of approximately $341,000 represents expenses paid by the officer/stockholder and approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. (“Baichuang Consulting”) for year ended May 31, 2014.  The net balance is reflected as loan from stockholder as of November 30, 2014.

NOTE 8.   LEASES

The Company leases office space under a one-year operating lease from an unrelated third party, which expired on March 31, 2013 and was extended to March 31, 2016.  The lease requires the Company to prepay the rental for one year of $7,272 (RMB 44,664).  The related prepayments of $2,425 and $6,030 are included in prepaid expenses on the consolidated balance sheets as of November 30, 2014 and May 31, 2014, respectively.  The lease provides for renewal options.  Rent expense for the three months ended November 30, 2014 and 2013 was $1,818 and $1,818, respectively, and rent expense for the six months ended November 30, 2014 and 2013 was $3,629 and $3,627, respectively.

The minimum future rentals under the lease as of November 30, 2014 are as follows:

Period Ending
May 31,	Amount

2015	$1,212
2016	6,060

$7,272

NOTE 9.   CONTINGENCIES

As disclosed in Note 7, the Company is delinquent in filing certain tax returns with the U.S. Internal Revenue Service.  The Company is unable to determine the amount of penalties, if any, that may be assessed at this time.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

The Company did not file the information reports for the years ended December 31, 2013 and 2012 concerning its interest in foreign bank accounts on form TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBAR”). Not complying with the FBAR reporting and recordkeeping requirements will subject the Company to civil penalties up to $10,000 for each year it has foreign bank accounts.  The Company has not determined the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

NOTE 10.   CONCENTRATION OF CREDIT AND BUSINESS RISK

Cash and cash equivalents

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

The Company did not have any customers that accounted for 10% or more of revenues during the three and six months ended November 30, 2014.

The following table represents certain information about the Company’s customers which individually accounted for more than 10% of the Company’s revenue during the three and six months ended November 30, 2013:

	Three months ended		Six months ended
	November 30, 2013		November 30, 2013
	Amount	%	Amount	%
CUSTOMER 1	*	*	584,640	19.83%
CUSTOMER 2	560,280	31.44%	560,280	19.01%
CUSTOMER 3	487,200	27.34%	487,200	16.53%
*Less than 10% of total sales.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

NOTE 11.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

The following condensed financial information of the Company’s includes the US parent only balance sheets as of November 30, 2014 and May 31, 2014, and the US parent company only statements of income, and cash flows for the six months ended November 30, 2014 and 2013:

Condensed Balance Sheets

ASSETS	November 30, 2014	May 31, 2014
	(UNAUDITED)

Other receivable from VIE	$7,136,747	$7,048,717
Investment in subsidiaries and VIE	11,831,759	10,813,780

TOTAL ASSETS	$18,968,506	$17,862,497

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other payables	$-	$-

Stockholders’ equity

Common stock, $0.001 par value; 75,000,000 shares authorized; 55,200,000 shares issued and outstanding at November 30, 2014 and May 31, 2014	$55,200	$55,200
Additional paid-in capital	11,389,049	11,389,049
Retained earnings	7,524,257	6,418,248

Total stockholders’ equity	18,968,506	17,862,497

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,968,506	$17,862,497

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

NOTE 11.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

Condensed Statements of Income

	Three Months Ended November 30,
	2014	2013
	(UNAUDITED)	(UNAUDITED)
Revenues
Share of earnings from investment in subsidiaries and VIE	$566,258	$1,263,521

Net income	$566,258	$1,263,521

	Six Months Ended November 30,
	2014	2013
	(UNAUDITED)	(UNAUDITED)
Revenues
Share of earnings from investment in subsidiaries and VIE	$1,106,009	$1,984,724

Net income	$1,106,009	$1,984,724

Condensed Statements of Cash Flows

	Six Months Ended November 30,
	2014	2013
	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities
Net income	$1,106,009	$1,984,724
Adjustments to reconcile net income to net cash provided by (used in) operating activities

Share of earnings from investment in subsidiaries and VIE	(1,106,009)	(1,984,724)

Net cash (used in) operating activities	-	-

Net increase in cash	-	-
Cash, beginning of year	-	-

Cash, end of year	$-	$-

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013
(UNAUDITED) (IN U.S. $)

NOTE 11.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

Basis of Presentation

The Company records its investment in its subsidiaries and VIE under the equity method of accounting.  Such investment is presented as “Investment in subsidiaries and VIE in the condensed balance sheets and the U.S. parent share of the subsidiaries and VIE profits are presented as “Share of earnings from investment in subsidiaries and VIE in the condensed statements of income.

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

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances.  The restricted net assets of the Company’s PRC subsidiary and VIE amounted to $18,968,506 and $17,862,497 as of November 30, 2014 and May 31, 2014, respectively.

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

PART I—FINANCIAL INFORMATION

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

Overview

We are in the business of providing services to optimize garbage-recycling processes. We utilize our patented technology of “comprehensive and harmless garbage-processing equipment” to upgrade software systems and reconstruct hardware for our clients and therefore expand the sorting scope and capacity of our clients’ garbage recycling equipment. We conduct our operations through our controlled consolidated affiliate Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. (“Jiangsu Xuefeng”)

Our Services

With the development of the urbanization in China, the amount of household garbage is growing, whereas the processing capability of garbage processing equipment cannot satisfy the demand. In order to improve the processing equipment of garbage processing plants, we provide upgrades and improvements to the software systems and hardware equipment by installing various systems of patented technology “comprehensive and harmless garbage-processing equipment” into customers’ equipment, and reconstructing the hardware to expand the garbage sorting scope and capacity of their equipment.

The Patent technology of “harmless and comprehensive garbage processing equipment” provided by Jiangsu Xuefeng to its customers has a high garbage processing capacity and stable operation capacity. It is the first modern system equipment in China to use DCS (Distributed Control System) centralized control, by which mechanical automation will be realized for the comprehensive treatment of life garbage. Its core technology is to organically integrate the anaerobic digestion and aerobic fermentation garbage process, degrade and transform the organic matter of domestic waste, effectively sort out the garbage and recycle all kinds of materials, to eventually realize the true waste resource utilization and harmless utilization rate, approaching 100%. The resource recovery products, biogas, can not only be used for meeting the needs of the plant itself, but also for outer supply, which greatly improves the efficiency of garbage processing of equipment, decreases production costs, and increases the recovery return of garbage processing.

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

Results of Operations

Three Months Ended November 30, 2014 compared to the Three Months Ended November 30, 2013

The following table sets forth in U.S. dollars, key components of our unaudited results of operations for the three months ended November 30, 2014 and 2013, and the percentage change between 2014 and 2013.

	Three Months Ended November 30,
	2014	2013	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$879,120	$1,781,880	(51%)
Cost of revenue	(78,916)	(94,710)	(17%)
Gross profit	800,204	1,687,170	(53%)
Selling expenses	26,810	21,637	24%
General and administrative expenses	94,261	73,605	28%
Total operating expenses	121,071	95,242	27%
Operating income	679,133	1,591,928	(57%)
Interest income	18,453	15,154	22%
Income before provision for income taxes	697,586	1,607,082	(57%)
Provision for income taxes	174,403	401,771	(57%)
Net income	523,183	1,205,311	(57%)
Noncontrolling interests	(24,479)	(58,602)	(58%)
Net income attributable to common stockholders	$498,704	$1,146,709	(57%)

Revenue

We provide improvement and upgrading services for garbage processing equipment to our customers. This is a one-time service. We also lease the licensed patent to our customers. The patent licensing is limited to five years with payments due annually in advance.

Our sales for the three months ended November 30, 2014 decreased by $902,760 or 51% compared the sales for the three months ended November 30, 2013. The primary reason for the decrease in revenue was a result of not signing any new contracts for technical upgrade services for the quarter ended November 30, 2014, but patent leasing revenue increased by one new contract compared with the quarter ended November 30, 2013. The following table sets forth our revenue for the three months ended November 30, 2014 and 2013:

	Three Months Ended November 30,
	2014	2013	Percentage
	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$-	$975,900	(100%)
Patent Leasing	879,120	805,980	9%
Total	$879,120	$1,781,880	(51%)

Improvement and Upgrading Services

For the three months ended November 30, 2014, there was no revenue from improvement and upgrading services. For the three months ended November 30, 2013, revenue from improvement and upgrading services provided to two unrelated customers was $975,900. The services were completed and accepted by the customer and the payment was received in full as of November 30, 2013.

Patent Licensing

For the three months ended November 30, 2014, revenue from patent licensing was from 12 unrelated customers totaling $879,120. For the three months ended November 30, 2013, revenue from patent licensing was from 11 unrelated customers totaling $805,980.

Cost of Revenues

Our cost of revenues decreased to $78,916 for the three months ended November 30, 2014 from $94,710 for three months ended November 30, 2013. The decrease in cost of revenues was principally due to the decrease in technical relevant training expenses and other  expenses associated with our technical department, including travelling expenses, as there were no system upgrades in the three months ended November 30, 2014. In addition, we were no longer subject to sales tax effective December 1, 2012, which further resulted in the decrease in cost of revenues.

Our cost of revenues primarily consists of fees paid to the related party for licensing the patent, employees’ salaries, insurance, training expenses and other daily operating expenses. In addition, business taxes were classified as cost of revenues before December 1, 2012. Under China tax law, our business tax was changed to a value added tax after December 1, 2012 but we are exempt from the value added tax by the authority of the local tax bureau.

Gross Profit.

Our business stream has resulted in a high gross margin because we have no cost of products sold. Our cost of revenue is almost entirely direct labor and patent licensing fees, and other operating expenses. As a result of the decrease in technical and upgrading service revenue, our gross profit decreased to $800,204 for three months ended November 30, 2014 from $1,687,170 for three months ended November 30, 2013 which represented a gross profit ratio of 91% and 95% for the three months ended November 30, 2014 and 2013, respectively.

Selling and Marketing Expenses.

Our selling and marketing expenses increased to $26,810 for three months ended November 30, 2014 from $21,637 for the three months ended November 30, 2013 which represented an increase of 24%. Our selling and marketing expenses were primarily comprised of sales employees’ salary, advertising expenses, training expenses and travelling expenses. The increase mainly caused by the increase in marketing activities.

General and Administrative Expenses

Our general and administrative expenses increased to $94,261 for the three months ended November 30, 2014 from $73,605 for the three months ended November 30, 2013, representing a 28% increase. Our general and administrative expenses were primarily comprised of employees’ salaries, travelling expenses, entertainment expenses and professional fees.

Provision for Income Taxes

Our provision for income taxes decreased to $174,403 for the three months ended November 30, 2014 from $401,771 for the three months ended November 30, 2013. Our effective tax rate for the three months ended November 30, 2014 and 2013 was the statutory rate of 25%. Our tax filings for the year ended December 31, 2013 were examined by the PRC tax authorities in April 2014. The tax filings were accepted and no adjustments were proposed. The decrease in the provision for income taxes was primarily due to the decrease in our income.

Net Income

For the three months ended November 30, 2014 and 2013, we generated net income of $523,183 and $1,205,311, respectively.  This represented a decrease in net income of $682,128 or 57%. The entrusted management agreements assign to Baichuang Consulting only 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a “non-controlling interest” of $24,479 and $58,602 for the three months ended November 30, 2014 and 2013, respectively, before recognizing net income attributable to the common stockholders of the Company on our Consolidated Statements of Income and Comprehensive Income.  After the discussed “non-controlling interest” deduction, and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the common stockholders' of the Company for the three months ended November 30, 2014 and 2013 was $498,704 and $1,146,709, representing $0.01 and $0.02 per share, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended November 30, 2014 and 2013, a foreign currency gain of $69,007 and $119,467, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Six Months Ended November 30, 2014 compared to the Six Months November 30, 2013

The following table sets forth in U.S. dollars key components of our unaudited results of operations during the six months ended November 30, 2014 and 2013, and the percentage change between 2014 and 2013.

	Six Months Ended November 30,
	2014	2013	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$1,755,000	$2,947,560	(40%)
Cost of revenue	(154,817)	(203,465)	(24%)
Gross profit	1,600,183	2,744,095	(42%)
Selling expenses	50,612	52,895	(4%)
General and administrative expenses	181,677	147,392	23%
Total operating expenses	232,289	200,287	16%
Operating income	1,367,894	2,543,808	(46%)
Interest income	36,468	29,361	24%
Income before provision for income taxes	1,404,362	2,573,169	(45%)
Provision for income taxes	351,097	643,293	(45%)
Net income	1,053,265	1,929,876	(45%)
Noncontrolling interests	(49,313)	(93,178)	(47%)
Net income attributable to common stockholders	$1,003,952	$1,836,698	(45%)

Revenue

As we discussed above, we provide improvement and upgrading services for garbage processing equipment to our customers. This is a one-time service. We also lease the licensed patent to our customers. The patent licensing is limited to five years with payments due annually in advance.

Our sales for the six months ended November 30, 2014 decreased by $1,192,560 or 40% compared the sales for the six months ended November 30, 2013. The primary reason for the decrease in sales was a result of not signing new contracts for technical services for the six months ended November 30, 2014, but patent leasing revenue increased by two new contracts comparing with the six months ended November 30, 2013. The following table sets forth our revenue for the six months ended November 30, 2014 and 2013:

	Six Months Ended November 30,
	2014	2013	Percentage
	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$-	$1,461,600	(100%)
Patent Leasing	1,755,000	1,485,960	18%
Total	$1,755,000	$2,947,560	(40%)

Improvement and Upgrading Services

For the six months ended November 30, 2014, there was no revenue from improvement and upgrading services. For the six months ended November 30, 2013, revenue from improvement and upgrading services provided to three unrelated customers was $1,461,600. The services were completed and accepted by the customer and the payment was received in full as of November 30, 2013.

Patent Licensing

For the six months ended November 30, 2014, revenue from patent licensing was from 12 unrelated customers totaling $1,755,000. For the six months ended November 30, 2013, revenue from patent licensing was from 11 unrelated customers totaling $1,485,960.

Cost of Revenues

Our cost of revenues decreased to $154,817 for the six months ended November 30, 2014 from $203,465 for the six months ended November 30, 2013. The decrease in cost of revenues was principally due to the decrease in technical relevant training expenses and other relevant expenses associated with our technical department, including travelling expenses, as there were no system upgrades in the six months ended November 30, 2014.  In addition, we were no longer subject to sales tax effective December 1, 2012, which further resulted in the decrease in cost of revenues.

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

Gross Profit.

Our business stream has resulted in a high gross margin because we have no cost of products sold. Our cost of revenue is almost entirely direct labor and patent licensing fees, and other operating expenses. As the result of decrease in technical and upgrading service revenue, our gross profit decreased to $1,600,183 for six months ended November 30, 2014 from $2,744,095 for six months ended November 30, 2013 which represented a gross profit ratio of 91% and 93% for the six months ended November 30, 2014 and 2013, respectively.

Selling and Marketing Expenses.

Our selling and marketing expenses decreased to $50,612 for the six months ended November 30, 2014 from $52,895 for the six months ended November 30, 2013 which represented a decrease of 4%. Our selling and marketing expenses were primarily comprised of sales employees’ salary, advertising expenses, training expenses and travelling expenses. Our selling and marketing expenses remain stable.

General and Administrative Expenses

Our general and administrative expenses increased to $181,677 for the six months ended November 30, 2014 from $147,392 for the six months ended November 30, 2013, representing a 23% increase. Our general and administrative expenses were primarily comprised of employees’ salaries, travelling expenses, entertainment expenses and professional fees.

Provision for Income Taxes

Our provision for income taxes decreased to $351,097 for the six months ended November 30, 2014 from $643,293 for the six months ended November 30, 2013. Our effective tax rate for the six months ended November 30, 2014 and 2013 was the statutory rate of 25%. Our tax filings for the year ended December 31, 2013 were examined by the PRC tax authorities in April 2014. The tax filings were accepted and no adjustments were proposed. The decrease in the provision for income taxes was primarily due to the decrease in our income.

Net Income

For the six months ended November 30, 2014 and 2013, we generated net income of $1,053,265 and $1,929,876, respectively.  This represented a decrease in net income of $876,611 or 45%. The entrusted management agreements assign to Baichuang Consulting only 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a “non-controlling interest” of $49,313 and $93,178 for the six months ended November 30, 2014 and 2013, respectively, before recognizing net income attributable to the common stockholders of the Company.  After the discussed “non-controlling interest” deduction, and taking into account the income and expenses incurred by the parent corporation. our net income attributable to the common stockholders’ of the Company for the six months ended November 30, 2014 and 2013 was $1,003,952 and $1,836,698, representing $0.02 and $0.03 per share, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the six months ended November 30, 2014 and 2013, a foreign currency gain of $105,276 and $152,291, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of November 30, 2014, we had cash and cash equivalents of $22,242,160, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from capital contributions of $4,541,532 to Jiangsu Xuefeng’s since January 2011, net proceeds of the private placement completed in March 2013 and cash provided from operations. Despite our large cash balances, the interest income generated for the six months ended November 30, 2014 was nominal for principally two reasons: the bank’s current deposit interest rate is very low, and the annual interest rates float up or down within a 0.35% range; The interest income reported in our financial statements is the net interest after deducting bank service charges.

To date, we have financed our operations primarily through equity contributions by our stockholders, a private placement and cash flows from operations. We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Operating activities

Net cash provided by operating activities was $1,426,110 for the six months ended November 30, 2014. Comparing with $2,535,901 for the six months ended November 30, 2013, the difference by comparing with the net income, was principally due to the decrease in deferred revenue for both periods.

Investing activities

We spent $3,997 and $16,581 for the six months ended November 30, 2014 and 2013, respectively, for equipment purchases.

Financing activities

For the six months ended November 30, 2014 and 2013, the net cash provided by financing activities were entirely from stockholder loans of $84,000 and $31,000, respectively. The proceeds from the stockholder loans were utilized for professional services and the registration of Baichuang Consulting due to the Chinese banks’ restriction of cash transfers.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Transfer of Cash

All of our revenues are earned by Jiangsu Xuefeng, our PRC controlled consolidated affiliate. PRC regulations restrict the ability to make dividend and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends only out of accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the allocation reaches 50% of its registered capital. The statutory reserve fund can only be used for specific purposes and is not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

We have no current plans for the Company to fund Jiangsu Xuefeng and expect the VIE structure to remain in place for the foreseeable future.

Pursuant to the Exclusive Technical Service and Business Consulting Agreement between Baichuang Consulting (WFOE) and Jiangsu Xuefeng, Baichuang Consulting is to provide technical support and consulting services to Jiangsu Xuefeng in exchange for (i) 95% of the total annual net income of Jiangsu Xuefeng and (ii) RMB100,000 per month (US$16,250). As a result, there are also two ways to transfer the funds from inside the PRC to outside the PRC:

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

(2) According to the provisions of the Service Fee in Article 3 of the Exclusive Technology Service and Business Consulting Agreement, a management fee of $16,250 will be paid to Baichuang Consulting each month, and in turn Baichuang Consulting will be in compliance with the provisions of the PRC Foreign-Owned Enterprise Law and transfer this income to Lotus International (HK company) for the purpose of profit distribution.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, for the reasons set forth below, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2014, the Company determined that there were control deficiencies that constituted the following material weaknesses:

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

China Xuefeng Environmental Engineering Inc.

Date: January 13, 2015	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: January 13, 2015	By:	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)