Form 10-Q
period 2015-02-28
China Xuefeng Environmental Engineering Inc.
filed 2015-04-14
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2015
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

As of April 10, 2015, there were 55,200,000 outstanding shares of common stock of the registrant, par value $.001 per share.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.

QUARTERLY REPORT ON FORM 10-Q

February 28, 2015

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

PART I—FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

Consolidated Financial Statements for the Three and

Nine Months Ended February 28, 2015 and 2014

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	February 28,	May 31,
ASSETS	2015	2014
	(Unaudited)
Current assets:
Cash	$23,528,314	$20,629,604
Prepaid expenses	131,268	97,735

Total current assets	23,659,582	20,727,339

Fixed assets, net	18,447	23,587

TOTAL ASSETS	$23,678,029	$20,750,926

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	February 28,	May 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2015	2014
	(Unaudited)

Current liabilities:
Deferred revenues	$2,188,350	$1,895,400
Taxes payable	290,603	97,248
Loan from stockholder	375,385	255,468
Accrued liabilities	33,162	82,991
Total current liabilities	2,887,500	2,331,107

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $0.001 par value per share,
75,000,000 shares authorized; 55,200,000 shares issued and outstanding as of February 28, 2015 and May 31, 2014	55,200	55,200
Additional paid-in capital	11,389,049	11,389,049
Statutory reserve fund	840,850	604,333
Retained earnings	7,407,471	5,392,092
Other comprehensive income	427,343	421,823

Stockholders’ equity before noncontrolling interests	20,119,913	17,862,497
Noncontrolling interests	670,616	557,322

Total stockholders’ equity	20,790,529	18,419,819

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,678,029	$20,750,926

See accompanying notes to the consolidated financial statements

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
 (UNAUDITED) (IN U.S. $)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014

Revenue	$1,950,000	$886,380	$3,705,000	$3,833,940
Cost of revenue	(95,119)	(75,991)	(249,936)	(279,456)

Gross profit	1,854,881	810,389	3,455,064	3,554,484

Operating expenses
Selling and marketing	25,795	20,281	76,407	73,176
General and administrative	98,755	96,960	280,432	244,352

Total operating expenses	124,550	117,241	356,839	317,528

Income from operations	1,730,331	693,148	3,098,225	3,236,956
Interest income	18,816	16,039	55,284	45,400

Income before provision for income taxes	1,749,147	709,187	3,153,509	3,282,356
Provision for income taxes	437,287	177,121	788,384	820,414

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
 (UNAUDITED) (IN U.S. $)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014

Net income	1,311,860	532,066	2,365,125	2,461,942
Noncontrolling interests	(63,916)	(24,921)	(113,229)	(118,607)

Net income attributable to common stockholders	$1,247,944	$507,145	$2,251,896	$2,343,335

Earnings per common share, basic and diluted	$0.02	$0.01	$0.04	$0.04

Weighted average shares outstanding, basic and diluted	55,200,000	55,200,000	55,200,000	55,200,000

Comprehensive Income:
Net Income	$1,311,860	$532,066	$2,365,125	$2,461,942
Foreign currency translation adjustment	(99,691)	2,798	5,585	155,089

Comprehensive income	1,212,169	534,864	2,370,710	2,617,031
Comprehensive income attributable to noncontrolling interests	(60,762)	(25,058)	(113,294)	(122,501)

Net Comprehensive income attributable to common stockholders	$1,151,407	$509,806	$2,257,416	$2,494,530

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, May 31, 2014	$55,200	$11,389,049	$5,392,092	$557,322	$604,333	$421,823	$18,419,819

Net income	-	-	2,251,896	113,229	-	-	2,365,125

Appropriation to statutory reserve	-	-	(236,517)	-	236,517	-	-

Foreign currency translation adjustment	-	-	-	65	-	5,520	5,585

Balance, February 28, 2015- Unaudited	$55,200	$11,389,049	$7,407,471	$670,616	$840,850	$427,343	$20,790,529

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

	Nine Months Ended February 28,
	2015	2014

Cash flows from operating activities:
Net income	$2,365,125	$2,461,942
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	9,162	11,054
Deferred income taxes	-	323,565
Changes in operating assets and liabilities:
Decrease in prepaid expenses	(33,533)	(34,656)
Increase in deferred revenue	292,950	870,000
Increase (decrease) in taxes payable	193,355	(495,486)
(Decrease) increase in accrued liabilities	(49,830)	12,596

Net cash provided by operating activities	2,777,229	3,149,015

Cash flows from investing activities:
Purchase of equipment	-	(16,622)

Cash flows from financing activities:
Proceeds from stockholder loans	120,000	31,000
Effect of exchange rate changes on cash	1,481	145,972

Net increase in cash	2,898,710	3,309,365
Cash, beginning	20,629,604	16,341,986

Cash, end	$23,528,314	$19,651,351

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$599,383	$291,480

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

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
90%
VIE Entrustment Agreements
Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The consolidated financial statements for the three and nine months ended February 28, 2015 and 2014 include China Xuefeng Environmental Engineering Inc., and its wholly owned subsidiaries, Inclusion, Lotus and Baichuang Consulting and its VIE, Jiangsu Xuefeng.  All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF ACCOUNTING AND PRESENTATION (CONTINUED)

The unaudited interim consolidated financial statements of the Company as of February 28, 2015 and for the three and nine months ended February 28, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three and nine months ended February 28, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending May 31, 2015.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITY (CONTINUED)

The following financial statement amounts and balances of Jiangsu Xuefeng have been included in the accompanying consolidated financial statements.

ASSETS	February 28, 2015	May 31, 2014
	(UNAUDITED)
Current assets:
Cash	$23,296,950	$20,390,978
Prepaid expenses	130,283	96,750

Total current assets	23,427,233	20,487,728

Fixed assets	60,041	56,019
Less: accumulated depreciation	(41,594)	(32,432)

Fixed assets, net	18,447	23,587

TOTAL ASSETS	$23,445,680	$20,511,315

LIABILITIES

Current liabilities:
Due to China Xuefeng Environmental Engineering, Inc. (1)	$7,053,068	$7,048,717
Payable to WFOE(2)	8,187,683	5,890,442
Deferred revenue	2,188,350	1,895,400
Taxes payable	168,507	13,395
Loan from stockholder	347,120	227,172
Accrued liabilities	33,161	82,991

Total current liabilities	17,977,889	15,158,117

TOTAL LIABILITIES	$17,977,889	$15,158,117

(1)
Due to China Xuefeng Environmental Engineering, Inc. is for the proceeds from the sale of common stock which proceeds were received by Jiangsu Xuefeng for 14,000,000 common shares issued by China Xuefeng Environmental Engineering, Inc. on March 19, 2013 at $0.50 each (approximately US$7,000,000).

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITY (CONTINUED)

(2)
Payable to WFOE represents outstanding amounts due to Baichuang Information Consulting (Shenzhen) Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Jiangsu Xuefeng in exchange for 95% of Jiangsu Xuefeng’s net income and additional monthly payments of RMB 100,000 (approximately US$16,250).  During this quarter Jiangsu Xuefeng did not make any payment to the WOFE.

	Three Months Ended February 28,
	2015	2014
	(UNAUDITED)	(UNAUDITED)

Revenue	$1,950,000	$886,380
Net income (3)	$1,278,288	$498,404

	Nine Months Ended February 28,
	2015	2014
	(UNAUDITED)	(UNAUDITED)

Revenue	$3,705,000	$3,833,940
Net income (3)	$2,264,580	$2,361,971

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE, which is not reflected above.

	Nine Months Ended February 28,
	2015	2014
	(UNAUDITED)	(UNAUDITED)

Net cash provided by operating activities	$2,782,034	$3,008,769
Net cash provided by (used in) investing activities	-	(16,581)
Net cash provided by financing activities	120,000	31,000
Effect of exchange rate changes on cash	3,938	198,758

Net increase in cash	$2,905,972	$3,221,946

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION (CONTINUED)

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	February 28, 2015	May 31, 2014

Balance sheet items, except for stockholders’ equity, as of period end	0.1621	0.1620

	For the three months ended February 28,		For the nine months ended February 28,
	2015	2014	2015	2014

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows	0.1627	0.1636	0.1625	0.1628

For the three months ended February 28, 2015 and 2014, foreign currency translation adjustments of $(99,691) and $2,798, respectively, and for the nine months ended February 28, 2015 and 2014, foreign currency translation adjustments of $5,585 and $155,089, respectively, have been reported as other comprehensive income.  Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
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

Patent Licensing

Patent licensing is limited to 5 years with payments due annually in advance.  The patent technology of “harmless and comprehensive garbage processing equipment” provided by the Company to its customers has high garbage processing capacity and stable operation capacity.  It is the first modern system equipment in China to use DCS (Distributed Control System) centralized control, by which mechanical automation will be realized for the comprehensive treatment of life garbage.  Its core technology is to organically integrate the anaerobic digestion and aerobic fermentation garbage process, degrade and transform the organic matter of domestic waste, effectively sort out the garbage and recycle all kinds of materials, to eventually realize the true waste resource utilization and harmless utilization, with a utilization rate approaching 100%.  The resource recovery products, biogas, not only can be used for meeting the needs of the plant itself, but also can be sold as a separate product, which greatly improves the efficiency of garbage processing of the customer’s equipment, decreases production cost, and increases the recovery return of garbage processing.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
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

FIXED ASSETS

Fixed assets are recorded at cost, less accumulated depreciation.  Cost includes the price paid to acquire the asset, and any expenditure that substantially increase the asset’s value or extends the useful life of an existing asset.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Major repairs and betterments that significantly extend the original useful life or improve productivity are capitalized and depreciated over the periods benefited.  Maintenance and repairs are generally expensed as incurred.  The estimated useful lives for fixed asset categories are as follows:

Computers and equipment	3 years
Motor vehicles	4 years
Furniture and fixtures	5 years

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
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

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  At February 28, 2015 and May 31, 2014, the differences relate entirely to revenue deferred for financial statement purposes.  During the three and nine months ended February 28, 2015, as permitted by the PRC tax law, the Company began recognizing revenue from patent licensing fees for income tax purposes, based on when it is earned rather than when it is collected, consistent with financial statement recognition.  As a result, there are no differences between the basis of assets and liabilities for financial statement and income tax purposes for deferred revenue and, as a result, deferred income taxes are no longer required to be recognized.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of February 28, 2105 and May 31, 2014, the Company does not have a liability for any unrecognized tax benefits.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended February 28, 2015 and 2014.

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

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  For the three months ended February 28, 2015 and 2014, advertising expense was $12,513 and $8,992, respectively, and for the nine months ended February 28, 2015 and 2014, advertising expense was $36,888 and $24,420, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STATUTORY RESERVE FUND

Pursuant to corporate law in the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  For the nine months ended February 28, 2015 and 2014, a statutory reserve of $236,517 and $236,197, respectively, was required to be allocated by the Company.

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

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of February 28, 2015 and May 31, 2014, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, deferred revenues, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 5.   FIXED ASSETS

Fixed assets are summarized as follows:

	February 28, 2015	May 31, 2014
	(UNAUDITED)

Computers and equipment	$31,736	$27,732
Vehicle	15,189	15,179
Furniture and fixtures	13,116	13,108

	60,041	56,019
Less: Accumulated depreciation	(41,594)	(32,432)

	$18,447	$23,587

For the three months ended February 28, 2015 and 2014, depreciation expense was $2,454 and $3,952, respectively. For the nine months ended February 28, 2015 and 2014, depreciation expense was $9,162 and $11,054, respectively.

NOTE 6.   INCOME TAXES

The provision for income taxes consisted of the following:

	Three Months Ended February 28,
	2015	2014
	(UNAUDITED)	(UNAUDITED)

Current	$437,287	$122,041
Deferred	-	55,080

	$437,287	$177,121

	Nine Months Ended February 28,
	2015	2014
	(UNAUDITED)	(UNAUDITED)

Current	$788,384	$496,849
Deferred	-	323,565

	$788,384	$820,414

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
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

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. Federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through February 28, 2015. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. Federal income taxes, interest and penalties. The tax years ended May 31, 2014 and 2013 and April 30, 2013, 2012 and 2011 remain open to examination by the IRS.

NOTE 7.   RELATED PARTY TRANSACTIONS

On August 5, 2012, the Company entered into an agreement to lease the rights of a patent on garbage recycling processing technology from Li Yuan, one of the Company’s officers/stockholders.  Under the current terms, the Company is required to pay a fee of $12,968 (RMB 80,000) each month for five years from September 2012 to August 2017.  The related prepaid patent leasing fees of $129,680 and $90,720 are included in prepaid expenses on the consolidated balance sheets as of February 28, 2015 and May 31, 2014, respectively.

The remaining payments for the patent rights are as follows:

Year Ending
May 31,	Amount

2015	$-
2016	155,616
2017	103,744

$259,360

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 7.   RELATED PARTY TRANSACTIONS (CONTINUED)

The Company obtained a demand loan from Li Yuan, an officer/stockholder which is non-interest bearing.  The loan of approximately $375,385 represents expenses paid by the officer/stockholder and approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. (“Baichuang Consulting”) for year ended May 31, 2014.  The net balance is reflected as loan from stockholder as of February 28, 2015.

NOTE 8.   LEASES

The Company leases office space under a one-year operating lease from an unrelated third party, which expires on March 31, 2016.  The lease requires the Company to prepay the rental for one year of $7,240 (RMB 44,664).  The related prepayments of $603 and $6,030 are included in prepaid expenses on the consolidated balance sheets as of February 28, 2015 and May 31, 2014, respectively.  The lease provides for renewal options.  Rent expense for the three months ended February 28, 2015 and 2014 was $1,814 and $1,826, respectively, and rent expense for the nine months ended February 28, 2015 and 2014 was $5,443 and $5,453 respectively.

The minimum future rental commitment under the lease is as follows:

Year Ending
May 31,	Amount

2015	$7,236

NOTE 9.   CONTINGENCIES

As disclosed in Note 6, the Company is delinquent in filing certain tax returns with the U.S. Internal Revenue Service.  The Company is unable to determine the amount of penalties, if any, that may be assessed at this time.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

The Company did not file the information reports for the years ended December 31, 2014, 2013 and 2012 concerning its interest in foreign bank accounts on form TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBAR”). Not complying with the FBAR reporting and recordkeeping requirements will subject the Company to civil penalties up to $10,000 for each year it has foreign bank accounts.  The Company has not determined the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 10.   CONCENTRATION OF CREDIT AND BUSINESS RISK

Cash and cash equivalents

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

The following table represents certain information about the Company’s customers which individually accounted for more than 10% of the Company’s revenue during the three and nine months ended February 28, 2015:

	Three months ended		Nine months ended
	February 28, 2015		February 28, 2015
	Amount	%	Amount	%
CUSTOMER 1	430,890	22%	576,875	16%
CUSTOMER 2	430,890	22%	576,875	16%
CUSTOMER 3	430,890	22%	576,875	16%

	February 28, 2014		February 28, 2014
	Amount	%	Amount	%
CUSTOMER 4	*	*	659,340	17.20%
CUSTOMER 5	*	*	634,920	16.56%
CUSTOMER 6	*	*	561,660	14.65%

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 11.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

The following condensed financial information of the Company’s US parent only balance sheets as of February 28, 2015 and May 31, 2014, and the US parent company only statements of income, and cash flows for the nine months ended February 28, 2015 and 2014:

Condensed Balance Sheets

ASSETS	February 28, 2015	May 31, 2014
	(UNAUDITED)

Investment in subsidiaries and VIE	$20,119,913	$17,862,497

TOTAL ASSETS	$20,119,913	$17,862,497

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other payables	$-	$-

Stockholders’ equity

Common stock, $0.001 par value; 75,000,000 shares authorized; 55,200,000 shares issued and outstanding at February 28, 2015 and May 31, 2014	55,200	55,200
Additional paid-in capital	11,389,049	11,389,049
Retained earnings	8,675,664	6,418,248

Total stockholders’ equity	20,119,913	17,862,497

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,119,913	$17,862,497

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

Condensed Statements of Income

	Three Months Ended February 28,
	2015	2014
	(UNAUDITED)	(UNAUDITED)
Revenues
Share of earnings from investment in subsidiaries and VIE	$1,151,407	$509,806

Net income	$1,151,407	$509,806

	Nine Months Ended February 28,
	2015	2014
	(UNAUDITED)	(UNAUDITED)
Revenues
Share of earnings from investment in subsidiaries and VIE	$2,257,416	$2,494,530

Net income	$2,257,416	$2,494,530

Condensed Statements of Cash Flows

	Six Months Ended November 30,
	2015	2014
	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities
Net income	$1,151,407	$509,806
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(1,151,407)	(509,806)

Net cash (used in) operating activities	-	-

Net increase in cash	-	-
Cash, beginning of year	-	-

Cash, end of year	$-	$-

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 11.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

Basis of Presentation

The Company records its investment in its subsidiaries and VIE under the equity method of accounting.  Such investment is presented as “Investment in subsidiaries and VIE in the condensed balance sheets and the U.S. parent’s share of the subsidiaries and VIE’s profits are presented as “Share of earnings from investment in subsidiaries and VIE” in the condensed statements of income.

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

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances.  The restricted net assets of the Company’s PRC subsidiary and VIE amounted to $20,119,914 and $17,862,497 as of February 28, 2015 and May 31, 2014, respectively.

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

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the parent company to be filed when the restricted net assets of consolidated subsidiaries and VIE’s exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.  For purposes of this test, restricted net assets of consolidated subsidiaries and VIEs shall mean that amount of the registrant’s proportionate share of net assets of its consolidated subsidiaries and VIEs (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company in the form of loans, advances or cash dividends without the consent of a third party.  The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiary and VIE exceed 25% of the consolidated net assets of the Company.

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

The Patent technology of “harmless and comprehensive garbage processing equipment” provided by Jiangsu Xuefeng to its customers has a high garbage processing capacity and stable operation capacity. It is the first modern system equipment in China to use DCS (Distributed Control System) centralized control, by which mechanical automation will be realized for the comprehensive treatment of life garbage. Its core technology is to organically integrate the anaerobic digestion and aerobic fermentation garbage process, degrade and transform the organic matter of domestic waste, effectively sort out the garbage and recycle all kinds of materials, to eventually realize the true waste resource utilization and harmless utilization rate, approaching 100%. The resource recovery products, biogas, can not only be used for meeting the needs of the plant itself, but also for sale outside the company, which greatly improves the efficiency of the garbage processing equipment, decreases production costs, and increases the recovery return of garbage processing.

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

When we complete the upgrading service for a client, we go through the acceptance check and commissioning of the company in accordance with the contract, to make sure that the services provided met the expectations of the clients. After that, we are not subject to any additional services. The revenue we generated belongs to the service class income, with the main cost being the salaries of the staff and the leasing fees for the patent, whereas the hardware and software equipment, as well as the material used in the upgrading process are the responsibility of the client.

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

Results of Operations

Three Months Ended February 28, 2015 compared to the Three Months Ended February 28, 2014

The following table sets forth in U.S. dollars, key components of our unaudited results of operations for the three months ended February 28, 2015 and 2014, and the percentage change between 2015 and 2014.

	Three Months Ended February 28,
	2015	2014	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$1,950,000	$886,380	120%
Cost of revenue	(95,119)	(75,991)	25%
Gross profit	1,854,881	810,389	129%
Selling expenses	25,795	20,281	27%
General and administrative expenses	98,755	96,960	2%
Total operating expenses	124,550	117,241	6%
Operating income	1,730,331	693,148	150%
Interest income	18,816	16,039	17%
Income before provision for income taxes	1,749,147	709,187	147%
Provision for income taxes	437,287	177,121	147%
Net income	1,311,860	532,066	147%
Noncontrolling interests	(63,916)	(24,921)	156%
Net income attributable to common stockholders	$1,247,944	$507,145	146%

Revenue

We provide improvement and upgrading services for garbage processing equipment to our customers. This is a one-time service. We also lease the licensed patent to our customers. The patent licensing is limited to five years with payments due annually in advance.

Our sales for the three months ended February 28, 2015 increased by $1,063,620 or 120% compared to the sales for the three months ended February 28, 2014. The primary reason for the significant increase in revenue was a result of not signing any new contracts for technical upgrade services in the quarter ended February 28, 2014, and the new contracts for the quarter ended February 28, 2015, but patent leasing revenue remained constant for the quarter ended February 28, 2015 and 2014. The following table sets forth our revenue for the three months ended February 28, 2015 and 2014:

	Three Months Ended February 28,
	2015	2014	Percentage
	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$1,073,050	$-	100%
Patent Leasing	877,950	886,380	(1%)
Total	$1,951,000	$886,380	120%

Improvement and Upgrading Services. For the three months ended February 28, 2015, revenue from improvement and upgrading services provided to three unrelated customers was $1,073,050; For the three months ended February 28, 2014, there was no revenue from improvement and upgrading services. The services were completed and accepted by the customers and the payments were received in full as of February 28, 2015.

Patent Licensing. For the three months ended February 28, 2015, revenue from patent licensing was from 12 unrelated customers totaling $877,950. For the three months ended February 28, 2014, revenue from patent licensing was from 12 unrelated customers totaling $886,380.

Cost of Revenues

Our cost of revenues increased to $95,119 for the three months ended February 28, 2015 from $75,991 for three months ended February 28, 2014. The increase in cost of revenues was principally due to the increase in training expenses and other expenses associated with our technical department, including entertainment expenses, as the Company entered into the new contracts for upgrading services in the quarter ended February 28, 2015. Our cost of revenues primarily consists of fees paid to the related party for licensing the patent, employees’ salaries, entertainment expenses, training expenses and other daily operating expenses.

Gross Profit.Our business stream has resulted in a high gross margin because we have no cost of products sold. Our cost of revenue is almost entirely direct labor and patent licensing fees, and other operating expenses. As a result of the increase in technical and upgrading service revenue, our gross profit increased to $1,854,881 for three months ended February 28, 2015 from $810,389 for three months ended February 28, 2014 which represented a gross profit ratio of 91% and 95% for the three months ended February 28, 2015 and 2014, respectively.

Selling and Marketing Expenses. Our selling and marketing expenses increased to $25,795 for three months ended February 28, 2015 from $20,281 for the three months ended February 28, 2014 which represented an increase of 27%. Our selling and marketing expenses were primarily comprised of sales employees’ salary, advertising expenses, training expenses and travelling expenses. The increase mainly caused by the increase in marketing activities.

General and Administrative Expenses. Our general and administrative expenses increased to $98,755 for the three months ended February 28, 2015 from $96,960 for the three months ended February 28, 2014, representing a 2% increase. Our general and administrative expenses were primarily comprised of employees’ salaries, travelling expenses, entertainment expenses and professional fees.

Provision for Income Taxes

Our provision for income taxes increased to $437,287 for the three months ended February 28, 2015 from $177,121 for the three months ended February 28, 2014. Our effective tax rate for the three months ended February 28, 2015 and 2014 was the statutory rate of 25%. Our tax filings for the year ended December 31, 2014 will be examined by the PRC tax authorities before May 31, 2015. Our prior filings were accepted and no adjustments were proposed. The increase in the provision for income taxes was primarily due to the increase in our income.

Net Income

For the three months ended February 28, 2015 and 2014, we generated net income of $1,311,860 and $532,066, respectively.  This represented a increase in net income of $779,794 or 147%. The entrusted management agreements assign to Baichuang Consulting only 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a “non-controlling interest” of $63,916 and $24,921 for the three months ended February 28, 2015 and 2014, respectively, before recognizing net income attributable to the common stockholders of the Company.  After the discussed “non-controlling interest” deduction, and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the common stockholders' of the Company for the three months ended February 28, 2015 and 2014 was $1,247,944 and $507,145, representing $0.02 and $0.01 per share, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended February 28, 2015 and 2014, a foreign currency (loss)gain of $(99,691) and $2,798, respectively, have been reported as other comprehensive (loss)income in the consolidated statements of income and other comprehensive income.

Nine Months Ended February 28, 2015 compared to the Nine Months February 28, 2014

The following table sets forth in U.S. dollars key components of our unaudited results of operations during the nine months ended February 28, 2015 and 2014, and the percentage change between 2015 and 2014.

	Nine Months Ended February 28,
	2015	2014	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$3,705,000	$3,833,940	(3%)
Cost of revenue	(249,936)	(279,456)	(0.1%)
Gross profit	3,455,064	3,554,484	(3%)
Selling expenses	76,407	73,176	4%
General and administrative expenses	280,432	244,352	15%
Total operating expenses	356,839	317,528	12%
Operating income	3,098,225	3,236,956	(4%)
Interest income	55,284	45,400	22%
Income before provision for income taxes	3,153,509	3,282,356	(4%)
Provision for income taxes	788,384	820,414	(4%)
Net income	2,365,125	2,461,942	(4%)
Noncontrolling interests	(113,229)	(118,607)	(5%)
Net income attributable to common stockholders	$2,251,896	$2,343,335	(4%)

Revenue

As we discussed above, we provide improvement and upgrading services for garbage processing equipment to our customers. This is a one-time service. We also lease the licensed patent to our customers. The patent licensing is limited to five years with payments due annually in advance.

Our sales for the nine months ended February 28, 2015 decreased slightly by $128,940 or 3% compared the sales for the nine months ended February 28, 2014. The company generated less revenue from upgrading services but generated higher patent leasing revenue in the nine months ended February 28, 2015 comparing with the nine months ended February 28, 2014. The following table sets forth our revenue for the nine months ended February 28, 2015 and 2014:

	Nine Months Ended February 28,
	2015	2014	Percentage
	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$1,072,500	$1,465,200	(27%)
Patent Leasing	2,632,500	2,368,740	11%
Total	$3,705,000	$3,833,940	(3%)

Improvement and Upgrading Services. For the nine months ended February 28, 2015, the Company generated $1,072,500 revenue of upgrading service which were all derived from 3 new contracts signed in the quarter ended February 28, 2015. The services were completed and accepted by the customer and the payment was received in full as of February 28, 2015. For the nine months ended February 28, 2014, revenue from improvement and upgrading services provided to three unrelated customers was $1,465,200.

Patent Licensing. For the nine months ended February 28, 2015, revenue from patent licensing was from 12 unrelated customers totaling $2,632,500. For the nine months ended February 28, 2014, revenue from patent licensing was from 10 unrelated customers for the first three months, 9 unrelated customers for the second three months and 12 unrelated customers for the third three months ended February 28, 2014, totaling $2,368,740.

Cost of Revenues

Our cost of revenues decreased to $249,936 for the nine months ended February 28, 2015 from $279,456 for the nine months ended February 28, 2014. The decrease in cost of revenues was principally due to the decrease in training expenses and other relevant expenses associated with our technical department, including travelling expenses, as there were no system upgrades in the first six months till the Company signed 3 new contracts in the quarter ended February 28, 2015.  Our costs of revenues primarily consist of fees paid to the related party for licensing the patent, employees’ salaries, insurance, training expenses and other daily operating expenses.

Gross Profit.Our business stream has resulted in a high gross margin because we have no cost of products sold. Our cost of revenue is almost entirely direct labor and patent licensing fees, and other operating expenses. As the result of decrease in technical and upgrading service revenue, our gross profit decreased to $3,455,064 for nine months ended November 30, 2014 from $3,554,484 for nine months ended February 28, 2014 which represented a consistent gross profit ratio of 93% and 93% for the nine months ended February 28, 2015 and 2014.

Selling and Marketing Expenses. Our selling and marketing expenses increased to $76,407 for the nine months ended February 28, 2015 from $73,176 for the nine months ended February 28, 2014 which represented an increase of 4%. Our selling and marketing expenses were primarily comprised of sales employees’ salary, advertising expenses, training expenses and travelling expenses. Our selling and marketing expenses remain stable.

General and Administrative Expenses. Our general and administrative expenses increased to $280,432 for the nine months ended February 28, 2015 from $244,352 for the nine months ended February 28, 2014, representing a 15% increase. Our general and administrative expenses were primarily comprised of employees’ salaries, travelling expenses, entertainment expenses and professional fees.

Provision for Income Taxes

Our provision for income taxes decreased to $788,384 for the nine months ended February 28, 2015 from $820,414 for the nine months ended February 28, 2014. Our effective tax rate for the nine months ended February 28, 2015 and 2014 was the statutory rate of 25%. Our tax filings for the year ended December 31, 2014 will be examined by the PRC tax authorities before May 31, 2015. Our prior filings were accepted and no adjustments were proposed. The decrease in the provision for income taxes was primarily due to the decrease in our income.

Net Income

For the nine months ended February 28, 2015 and 2014, we generated net income of $2,365,125 and $2,461,942, respectively.  This represented a decrease in net income of $96,817 or 4%. The entrusted management agreements assign to Baichuang Consulting only 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a “non-controlling interest” of $113,229 and $118,607 for the nine months ended February 28, 2015 and 2014, respectively, before recognizing net income attributable to the common stockholders of the Company.  After the “non-controlling interest” deduction, and taking into account the income and expenses incurred by the parent corporation. our net income attributable to the common stockholders’ of the Company for the nine months ended February 28, 2015 and 2014 was $2,251,896 and $2,343,335, representing $0.04 for both periods.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the nine months ended February 28, 2015 and 2014, a foreign currency gain of $5,585 and $155,089, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of February 28, 2015, we had cash and cash equivalents of $23,528,314, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from the net proceeds of the private placement completed in March 2013 and cash provided from operations. Despite our large cash balances, the interest income generated for the nine months ended February 28, 2015 was nominal for principally two reasons: the bank’s current deposit interest rate is very low, and the annual interest rates float up or down within a 0.35% range; The interest income reported in our financial statements is the net interest after deducting bank service charges.

To date, we have financed our operations primarily through equity contributions by our stockholders, a private placement and cash flows from operations. We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Operating activities

Net cash provided by operating activities was $2,777,229 for the nine months ended February 28, 2015. Comparing with $3,149,015 for the nine months ended February 28, 2014, the difference by comparing with the net income, was principally due to the decrease in deferred revenue for both periods.

Investing activities

We spent $0 and $16,622 for the nine months ended February 28, 2015 and 2014, respectively, for equipment purchases.

Financing activities

For the nine months ended February 28, 2015 and 2014, the net cash provided by financing activities were entirely from stockholder loans of $120,000 and $31,000, respectively. The proceeds from the stockholder loans were utilized for professional services.

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

Pursuant to the Exclusive Technical Service and Business Consulting Agreement between Baichuang Consulting (WFOE) and Jiangsu Xuefeng, Baichuang Consulting is to provide technical support and consulting services to Jiangsu Xuefeng in exchange for (i) 95% of the total annual net income of Jiangsu Xuefeng and (ii) RMB100,000 per month (US$16,260). As a result, there are also two ways to transfer the funds from inside the PRC to outside the PRC:

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

(2) According to the provisions of the Service Fee in Article 3 of the Exclusive Technology Service and Business Consulting Agreement, a management fee of $16,260 will be paid to Baichuang Consulting each month, and in turn Baichuang Consulting will be in compliance with the provisions of the PRC Foreign-Owned Enterprise Law and transfer this income to Lotus International (HK company) for the purpose of profit distribution.

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

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

Critical Accounting Policies

The Company does not currently have any estimates that it believes could materially affect its financial position or results of operations in the future.

The critical accounting policy that could have a material effect on the Company’s financial statements is the determination that the Company is the primary beneficiary of Jiangsu Xuefeng, its VIE.  Should this determination change or the VIE agreements are not in compliance or enforceable under PRC law, it could result in the deconsolidation of the VIE.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, for the reasons set forth below, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2015, the Company determined that there were control deficiencies that constituted the following material weaknesses:

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

China Xuefeng Environmental Engineering Inc.

Date: April 14, 2015	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: April 14, 2015	By:	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)