Form 10-K
period 2015-05-31
China Xuefeng Environmental Engineering Inc.
filed 2015-08-31
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $192,915,840.

As of August 31, 2015, the registrant had 55,200,000 shares of common stock, par value $0.001 per share, issued and outstanding.

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

Our Corporate History and Background

We were incorporated in the state of Nevada on March 30, 2011. We were initially formed to engage in the business of clothing distribution.  Since our inception and until the acquisition of Inclusion Business Limited (BVI), we were a development stage company without significant assets or any revenue.

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

Name Change and Forward Split

On November 27, 2012, the Company filed a certificate of amendment to its articles of incorporation to change its name from “NYC Moda Inc” to “China Xuefeng Environmental Engineering Inc” and to effect a 4-for-1 forward stock split of its outstanding shares of common stock.  The name change went effective on December 14, 2012 and the forward split went effective on December 17, 2012, upon the approval of Financial Industry Regulatory Authority, Inc. (FINRA). Upon the effectiveness of the forward split, the number of outstanding shares of the Company’s common stock increased from 10,300,000 to 41,200,000 shares, and the number of authorized shares of common stock remained 75,000,000 shares. The effect of the forward split was applied retroactively to the Company’s consolidated financial statements for the periods presented.

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

(1)
an Exclusive Technical Service and Business Consulting Agreement between Baichuang Consulting and Jiangsu Xuefeng pursuant to which Baichuang Consulting is to provide technical support and consulting services to Jiangsu Xuefeng in exchange for (i) 95% of the total annual net profit of Jiangsu Xuefeng plus (ii) RMB100,000 per month (approximately U.S.$16,000).

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

Our Services

As the urbanization in China progresses, the amount of household garbage increases. The processing capability of current garbage processing equipment in China cannot typically satisfy the increasing demands. We expand the garbage sorting scope and capacity of our clients’ garbage processing equipment, by installing the various systems that embody the patented technology of “comprehensive and harmless garbage-processing equipment” into the client’s garbage processing equipment and reconstructing their hardware, to provide upgrades and improvement to their equipment.

The patented technology of “harmless and comprehensive garbage processing equipment” helps to achieve high and stable garbage processing capacity, which uses a Distribution Control System (DCS) to realize mechanical automation for the comprehensive garbage treatment. The core technology is to organically integrate the anaerobic digestion and aerobic fermentation garbage process, degrade and transform the organic matter of domestic waste, effectively sort out the garbage and recycle all kinds of materials, to eventually realize the true waste resource utilization and harmless utilization, with its resource utilization and harmless utilization rate approaching 100%. The resource recovery products, biogas, can not only be used for meeting the needs of the plant itself, but also for outer supply, which greatly improves the efficiency of garbage processing of customer’s equipment, decreases production cost, and increases the recovery return of garbage processing.

The comprehensive and harmless garbage processing equipment is comprised of a waste digestion pretreatment system, methane gas power generation system, sorting processing system, bricklaying building system, leachate treatment system, DCS (distribution control system), XFET-5 ecological and water-saving toilets and excrement comprehensive processing system and various material collection systems. The equipment technology is designed and manufactured based on the complicated situation of the household garbage in China. According to the features of various garbage, the equipment utilizes the wind-force, gravity, magnetic, shape,  etc. to process the garbage by the combined way of machine selecting, winnowing, magnetic separation, automatic cutting, smashing and other technological processes. The equipment has large processing capacity and can run all day. The stand-alone equipment can process 500 tons to 1000 tons of garbage per day. It can sort and process complicated municipal solid waste, leaving no pollution and no residue, reaching the”3 without” standard of no waste gas, no waste water and no waste residue.

After we complete the internal system upgrade and hardware equipment improvement of the garbage equipment, we deliver the upgraded equipment to the customers. The customers will conduct inspection and performance testing to the upgraded equipment no more than one month pursuant to the contract to inspect whether the internal control system and the hardware structure can operate steadily and achieve the garbage process features. The inspection includes the following: whether the quality of the equipment and accessories after improvement can match the patented technology and process various kinds of garbage, whether the various garbage systems can process automatically, and whether the daily garbage processing capacity reaches the standard of the contract. If during the performance testing period, all the performance index can fulfill the requirements of the contract are achieved, it would be deemed that we have fully executed the agreement.

Prior to the first service agreement in April 2012, we did not conduct any business activities except for the preparation of the business and the development of the clients, etc. When we complete the upgrading service for the client, we go through the acceptance check and commissioning of the company in accordance with the contract, to make sure that the service provided met the requirements of the clients. After that, we are not subject to any additional service. The revenue we generated belongs to the service class income, with the main cost being the salaries of the staff and the leasing fees for the patent, whereas the hardware and software equipment, as well as the material used in the upgrading are the responsibility of the clients.

Until August 31, 2012, the main revenue of Jiangsu Xuefeng was generated from providing improvement and upgrading services to garbage recycling processing plants. On August 5, 2012, Jiangsu Xuefeng entered into a license agreement with Li Yuan, one of its stockholders for the use of a patent on garbage recycling processing technology, a Utility Model Patent of Comprehensive and Harmless Garbage Processing Equipment, issued by the State Intellectual Property Office (SIPO) on July 7, 2010 and valid for ten years (Patent Number: ZL 2009 2 0232893.7).  The patent is owned by our Chief Executive Officer, Mr. Li Yuan.  The license commenced on September 1, 2012 and expires in August 2017.  Jiangsu Xuefeng expanded its business model from the sole service of providing upgrading to waste processing plants to also providing patent licensing based on its newly acquired use right of the patent technology.  We use the patent technology to help the clients to upgrade their internal system or reconstruct the hardware equipment we have, the Company has of the garbage processing equipment so that the equipment performance could reach the standard of our patent technology. After the upgrade and reconstruction, the patent technology will continue to be used in their equipment and we allow the clients to continue using the patent technology in their equipment for patent licensing revenue. License agreements will be offered to clients for a limited period of three to five years, within which period, the client shall pay patent royalties yearly to Jiangsu Xuefeng for their use of the equipment containing the patent technology.

Therefore, under the new business model, Jiangsu Xuefeng generates its revenues from two sources: improvement and upgrading services of garbage processing equipment and patent licensing for the use of the upgraded technology.

For the year ended May 31, 2015, sales from improvement and upgrading services and patent licensing were $3,481,780 and $3,514,320, respectively.   For the year ended May 31, 2014, sales from improvement and upgrading services and patent licensing were $1,464,300 and $3,245,865, respectively.   For the year ended May 31, 2013, sales from improvement and upgrading services and patent licensing were $4,449,200 and $977,235, respectively.

Products and Facilities

We provide equipment improvement and upgrading service and license the patented technology to our customers.

We mainly incorporate and install the patented technology into garbage processing equipment’s internal control and operation systems to achieve the requested processing capacity. During the internal system upgrading process, if any hardware equipment, such as the machine parts, is required to be reconstructed, the customers are responsible for the hardware purchase while we provide guided and assisted installation.

In addition, as our customers continue to use the equipment embodying the patented technology, they pay us a fee for the use of the patented technology.

We hope to construct our own garbage processing plant to process various environmental wastes.

Customers

None of the customers individually accounted for more than 10% of the Company’s revenue during the year ended May 31, 2015.

The following table sets forth our major customers for the year ended May 31, 2014:

Customers	Sales (US Dollar)	% of Total Revenue

Gaoyou Zhujia Household Garbage Process Co., Ltd	$732,150	15.54%
Tianjin Yongtai Household Garbage Process Co., Ltd	$707,745	15.03%
Linxiang Municipal Garbage Process Co., Ltd	$634,530	13.47%

The following table sets forth our major customers for the year ended May 2013:

Customers	Sales (US Dollar)	% of Total Revenue
Suzhou Zhonghe Solid Waste Recovery Processing Co., Ltd.	$691,215	12.74%
Kunshan Brother Industrial Waste Management Company	$643,545	11.86%
Jiangsu Wenbo Protection Technology Company	$619,710	11.42%
Nanjing Kehong Protection Technology Co., Ltd	$619,710	11.42%
Jiangsu Heyuan Environmental Protection Technology Co., Ltd	$595,875	10.98%
Shanghai Baoshan Urban Industry Industrial Waste Management Company	$572,040	10.54%
Yantai Bainuoken Environmental Technology Company	$548,205	10.10%

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

The volume of solid waste generated by industrial companies directly correlates to the industrial rate of utilization of natural resources and is expected to grow by over 10% per year according to the National Bureau of Statistics of China. In addition, according to estimates from the PRC Ministry of Environmental Protection, the production of industrial waste was approximately 3.25 billion tons in 2013, excluding approximately 31.57 million tons of hazardous industrial waste.

According to the Opinions on Further the Municipal Solid Waste Processing Service issued by the Chinese government, the harmless garbage processing rate will reach over 80% by 2015.  This anticipated increase creates a strong incentive for companies to improve their garbage processing capability.  Thus, the Chinese garbage processing industry has significant potential for growth both in areas of equipment marketing and equipment upgrading and improvement.

Nationwide Innocuous Disposal Facilities MSW Facilities Construction Planning (2011-2015) (“Planning”), recently passed by the Chinese government, has gone into the implementation phase. In accordance with the Planning, the aggregate investment in the items of the Planning will reach RMB 260Billion Yuan (approximately US $41 billion).

According to the Environmental Protection Equipment “Twelfth Five-Year” Development Planning, the yearly growth rate of the environmental protection industry gross output during the Twelfth Five-Year period is 20% and will reach 500 billion yuan (approximately US $79 billion) by 2015.

Thus, recently issued policies reducing the cost of Jiangsu Xuefeng operations, and anticipated future industrial policies of the Chinese government show the Chinese government’s encouragement and support for the long term development of the environmental waste processing industry, setting the stage for a larger market place for the environmental protection equipment upgrading and improvement business.

Competition

Competitive Advantages

The industry for environmental protection equipment upgrading and improvement in China, being in its early stage, creates a great amount of business opportunities. We believe that, with our services and products that are supported by the patented technology and gradually gaining its market acceptance, we are well positioned to take advantage of the opportunities presented in this industry.

Competitive Disadvantages

While we saw gross profit margins of 95%, 92% and 90% for the years of 2015, 2014 and 2013, respectively, we are uncertain that our high gross profit margins are sustainable if we have to commit to substantive research and development activities when the Chinese government adopts higher standards for environmental protection technologies and when the cost of our services become substantially higher.

Our Growth Strategy

As industrial development continues its rapid increase in growth, the demand for the Company service should also increase rapidly.  The Company hopes to seize the opportunity to use industrial growth of both large and medium-size enterprises, establishing cooperative relationships with high-quality customers by fully using its advantages in waste processing technology providing customers with improved environmental solutions and larger scale processing capability.

The Company will further develop the equipment upgrading business. Jiangsu Xuefeng will make the best use of its patented technology of comprehensive and harmless garbage processing equipment to carry on the improvement and upgrading service for Chinese clients. In addition, patent license agreements will be offered to clients for a limited period of three to five years, within which period, the client shall pay patent royalties yearly to Jiangsu Xuefeng for their use of the equipment containing the patent technology thus providing the Company with an additional source of revenue.

The Company hopes to establish an equipment manufacturing and sales center. While continuing to provide equipment upgrading services, Jiangsu Xuefeng intends to establish a garbage processing equipment manufacturing and sales center to meet the anticipated market needs for Chinese garbage processing equipment, gradually branching further into the Chinese garbage processing equipment market and improving the Company’s revenue.

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

Markets, Sales and Distribution

Currently, our marketing and sales efforts largely rely on word of mouth among our existing clients.

Intellectual Property

The Company acquired the license of the ”patent technology of comprehensive and harmless garbage processing equipment”  that passed the ISO9001:2008 International Quality Management System Certification through the Patent Licensing Service Agreement signed with our Chairman, Chief Executive Officer and a shareholder, Li Yuan. The Licensing Agreement commenced on September 1, 2012 with a monthly payment to Li Yuan of approximately $12,600 (RMB 80,000).  The Licensing Agreement expires in July 2017.

Comprehensive and Harmless Garbage Processing Equipment is a Utility Model Patent issued by the State Intellectual Property Office (SIPO) on July 7, 2010 and valid for ten years (Patent Number: ZL 2009 2 0232893.7). It is owned by with our Chairman.  This patented technology is for the treatment of complex municipal solid waste including sorting and classification, leaving almost no pollution and no residue.

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

Dividend Distribution

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to a general reserve until the cumulative amount of such reserve reaches 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

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

The SAFE issued a public notice in October 2005, or the Circular 75, requiring Chinese residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equity of Chinese companies, referred to in the Circular 75 as special purpose vehicles, or SPVs. Chinese residents who are shareholders of SPVs established before November 1, 2005 were required to register with the local SAFE branch before June 30, 2006. Further, Chinese residents are required to file amendments to their registrations with the local SAFE branch if their SPVs undergo a material event involving changes in capital, such as changes in share capital, mergers and acquisitions, share transfers or exchanges, spin-off transactions or long-term equity or debt investments.

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

Insurance

Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we could face losses from the interruption of our business as summarized under “Risk Factors – Risks Related to Our Business – We do not carry business interruption insurance so we could incur unrecoverable losses if our business is interrupted.”

Our Employees

As of August 2015, we had a total of 32 employees. The Company employs a highly qualified team of technically trained personnel. Among the Company’s employees, 11employees have environmental assessment engineering degrees and 10 employees have ecological and environmental protection planning qualifications.  This team provides support for clients when the Company upgrades waste management systems with its patented technology.

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

We currently compete primarily on the basis of our ability to secure contracts with waste processing companies, and local government entities in the Jiangsu Province, China and surrounding areas for the updating of waste processing equipment.  The Company is embarking on an area of growth in licensing the use of our licensed patented technology used in these updates and plans to establish our own waste processing centers.  There can be no assurance that we will be able to complete such expansion without losses or that our competitors will not develop at a faster rate and offer more favorable arrangements to our current and future customers. We expect that we will be required to continue to invest in research and development and building our waste treatment and disposal infrastructure.

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

Only those companies that have been granted operating licenses issued by the PRC central and local governments are permitted to engage in the industrial waste treatment and disposal business in China. Our company is currently fully licensed to carry out our core business of updating and improving waste processing equipment, however, creation of our own waste processing center in the future will require new licenses for which we will apply. The central and local governments of the PRC impose strict requirements on companies regarding the technology which must be employed and the qualifications and training of management employees which must be maintained. While we possess the necessary permits and certifications to operate our business, our regulatory approvals authorizing our operations and activities are subject to periodic review, reassessment and renewal by Chinese authorities.  Standards of compliance necessary to pass such reviews change from time to time and differ from jurisdiction to jurisdiction, leading to a degree of uncertainty. If our licenses and permits are revoked, substantially modified or not renewed or if additional permits, business licenses or approvals that may become necessary in connection with our business are not granted or are delayed, we may suffer adverse consequences. As a result, the termination or suspension of our licenses to operate would have a material adverse impact on our revenue and business.

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

In the future we may be unable to obtain the necessary financing for our capital requirements on a timely basis or on acceptable terms, which may prevent or delay the planned expansion of our service offerings. Our failure to provide new products or services may prevent us from retaining customers or gaining new customers, which may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including, our financial condition and results of operations; the condition of the PRC economy,  the industrial waste treatment industry in the PRC, and conditions in relevant financial markets in the United States, PRC and elsewhere in the world.

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

Waste processing operations are subject to potential hazards incident to the gathering, processing and storage of industrial hazardous waste such as explosions, product spills, leaks, emissions and fires. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage, and may result in the curtailment or suspension of operations at the affected facility. Consequently, we may face civil liabilities in the ordinary course of our business as we update the equipment which performs this process at clients’ waste processing plants and as we branch into our own waste processing business. As the environmental protection industry in China is developing, there is no comprehensive insurance available to cover environmental liabilities. Although we have not faced any civil liabilities in the ordinary course of our waste processing equipment updating operations, there is no assurance that we will not face such liabilities in the future. If such liabilities occur in the future, they may have a material adverse effect on our results of operations, financial condition and business prospects.

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

We may face claims from third parties with respect to the infringement of any intellectual property rights owned by such third parties. There is no assurance that third parties will not assert claims to our processes, technologies and systems. In such an event, we may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties. There can be no assurance that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we would incur substantial costs and spend substantial amounts of time in defending ourselves in or contesting suits brought against us for alleged infringement of another party’s patent rights. As such, our operations and business may be adversely affected by such civil actions. We rely on trade secrets, technology and know-how. There can be no assurance that other parties may not obtain knowledge of our trade secrets and processes, technology and systems. Should these events occur, our business would be affected and our profitability affected.

A significant portion of our revenue is dependent on our improvement and upgrading business.  As our improvement and upgrading business has become dependent on only a limited few customers, such dependency may have a material adverse effect on our business, operating results and financial condition.

Our improvement and upgrading business greatly relies on our ability to maintain and continue to develop our customer base. Our improvement and upgrading business generated revenue from nine customers for the fiscal year of 2015. Should any of our current customers cease to require the use of our service, and if we are unable to grow our customer base on a timely basis, our operations, revenue and profitability could be materially and adversely affected.

BOT (Build-Operate-Transfer) projects that we may be awarded could be adversely affected by cost overruns, project delays and/or incorrect estimation of project costs.

The Company plans to establish its own waste processing centers as an extension of its current business.  However, any future BOT projects we may be awarded will require us to incur high up-front expenditures.  Therefore, it is important that we manage such projects efficiently in terms of time, procurement of materials and allocation of resources. If our initial cost estimates are incorrect or delays occur in a project resulting in cost overruns, the profitability of that project could be adversely affected. Cost overruns due to additional rectification work and delays in completion of projects or delivery of waste to our new processing centers would adversely affect our profitability. We may also face potential liability from legal suits brought against us by our government customers for causing loss due to any delay in completing a project. In addition, we may also face potential liability from legal suits brought against us by our customers who have suffered loss due to such mismanagement or mistakes. This would also adversely affect our profitability and financial position.

Substantially all of our business operations are concentrated in Jiangsu and surrounding areas, and expose us to regional economic or market declines.

Substantially all of our revenues are generated from Jiangsu, China. Our current customer base is comprised of companies located in Jiangsu and surrounding areas. As a result, any adverse economic developments in Jiangsu could affect regional waste generation rates and demand for waste processing services which we plan to provide in the future or waste processing equipment upgrades which we currently provide to waste processing centers in Jiangsu. In addition, adverse market developments caused by increased waste disposal capacity from our competitors in this region could adversely affect waste disposal pricing. While one of our main growth strategies is to expand into other geographic markets in China, the occurrence of any adverse economic developments in Jiangsu and surrounding areas could have a material adverse effect on our business, financial condition and growth prospects.

We are subject to risks relating to expanding into other geographic markets in China outside of our principal market of Jiangsu.

To take advantage of industrialization outside of Jiangsu and to expand our service offerings to other geographic markets, we plan to establish centers for waste processing both within Jiangsu and expanding into other areas of the country. We intend to build and operate waste treatment facilities gradually.

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

Fluctuations in exchange rates could adversely affect our business and the value of our securities

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and the RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market. In August 2015, the PRC Government devalued its currency by approximately 3%.

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

Under the EIT Law, we may be classified as a ‘resident enterprise’ of China

Under the New Income Tax Law, enterprises established outside the PRC whose “de facto management bodies” are located in the PRC are considered “resident enterprises” and their global income will generally be subject to the uniform 25% enterprise income tax rate. On December 6, 2007, the PRC State Council promulgated the Implementation Regulations on the New Income Tax Law (the “Implementation Regulations”), which define “de facto management bodies” as bodies that have material and overall management control over the business, personnel, accounts and properties of an enterprise. In addition, a recent circular issued by the State Administration of Taxation on April 22, 2009 provides that a foreign enterprise controlled by a PRC company or a PRC company group will be classified as a “resident enterprise” with its “de facto management bodies” located within the PRC if the following requirements are satisfied:

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

Because the EIT Law, its implementing rules and the recent circular are relatively new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will be subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Protection Act. These rules and regulations will require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition and establish and maintain effective disclosure and financial controls and corporate governance practices. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives.

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

A slowdown or other adverse developments in the PRC economy or other major economies all over the world may have a material adverse effect on our customers’ demand for our services and our business. A slowdown in the economic growth in the PRC has recently occurred.

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

The PRC government imposes controls on the convertibility of Renminbi, or RMB, into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay expenses and dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could cause the RMB equivalent of U.S. dollars to be reduced and therefore could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a change to our operations and a reduction in the value of these assets. In August 2015, the PRC government devalued the currency by approximately 3%. The impact of this devaluation is not currently determinable.

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

While the PRC economy has experienced significant growth in the past 30 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, including the manufacturing output of our customers, which, in turn, could adversely affect our results of operations, financial condition and business prospects. The growth rate of the PRC economy has recently beguns to slowdown.

Failure to comply with the U.S. Foreign Corrupt Practices Act and Chinese anti-corruption laws could subject us to penalties and other adverse consequences.

We are required to comply with China’s anti-corruption laws and the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from  some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or the price of our ordinary shares could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

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

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations.  Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

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

Risks Related To Our VIE Agreements

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

As the VIE Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the laws of other jurisdictions.

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

We generate our revenues through the payments we receive pursuant to the VIE Agreements. Currently, all of our operations reside in the VIE which is required to pay our wholly owned subsidiary, Baichuang Consulting 95% of their earnings, as defined, plus a monthly consulting fee of RMB 100,000(approximately U.S.$16,000).  We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. For example, PRC tax authorities may adjust our income and expenses for PRC tax purposes which could result in our being subject to higher taxes, or cause other adverse financial consequences.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company leases office space under a three-year operating lease from an unrelated third party, which ends on March 31, 2016.  The lease requires the Company to prepay the rental for one year of US $7,267 (RMB 44,664). The related prepayments of $6,078 and $6,030 are included in the prepaid expenses on the consolidated balance sheets as of May 31, 2015 and 2014, respectively.  The lease provides for renewal options.  Rent expense charged to operations for the years ended May 31, 2015, 2014 and 2013 was $7,267, $7,267 and $7,097, respectively.  The minimum future rentals under the lease as of May 31, 2015 are as follows:

Period Ending
May 31,	Amount

2016	$6,056

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the OTC Bulletin Board since May 9, 2012. Our initial symbol was “NYCM”. In January 2013, our symbol was changed to “CXEE”. The following table sets forth the range of the quarterly high and low bid price information for the past two fiscal years as reported by the OTC Bulletin Board.

	High Bid* ($)	Low Bid* ($)
2015

Fourth Quarter	3.92	3.89
Third Quarter	3.93	3.88
Second Quarter	3.92	3.71
First Quarter	3.71	3.68

2014

Fourth Quarter	3.90	3.68
Third Quarter	3.73	3.70
Second Quarter	3.72	3.62
First Quarter	3.70	3.20

2013

Fourth Quarter	3.50	2.66
From February 27, 2013 to February 28, 2013	2.60	2.60

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

Holders

As of August 10, 2015, there were approximately 1,107 stockholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Dividends

Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, and capital requirements, general financial conditions, contractual restrictions, government restrictions and other factors that the board of directors may deem relevant.

PRC regulations restrict the ability of our PRC subsidiary to make dividend and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Please refer to the section “Risk Factors — Risks Related to Doing Business In China.

Furthermore, our present PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects. “Risk Factors — Risks Related to Doing Business In China.

Recent Sales of Unregistered Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA

	Year Ended May 31, 2015	Year Ended May 31, 2014	Year Ended May 31, 2013	Year Ended May 31, 2012	Period from March 30, 2011 (Inception) to April 30, 2011 *
Revenue	$6,996,100	$4,710,165	$5,426,435	$314,248	$-
Net income attributable to common stockholders	$4,382,498	$2,806,120	$3,208,482	$63,514	$(41)
Earnings per common share	$0.08	$0.05	$0.07	$0.00	$0.00
Total Assets	$26,488,007	$20,750,926	$17,602,633	$4,964,549	$8,959
Long Term Obligations	$-	$-	$-	$-	$-
Cash Dividends Declared Per Common Share	$0.00	$0.00	$0.00	$0.00	$0.00

On November 27, 2012, the Company completed a reverse acquisition transaction through a share exchange. Refer to ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA NOTE 1 ORGANIZATION for detail.

*Information for the month of May 2011, is not available.

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

Overview

We are in the business of providing services to optimize garbage-recycling processes. We utilize our licensed patented technology of “comprehensive and harmless garbage-processing equipment” to upgrade software systems and reconstruct hardware for our clients and therefore expand the sorting scope and capacity of our clients’ garbage recycling equipment. We conduct our operations through our controlled consolidated affiliate Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. (“Jiangsu Xuefeng”)

Our Services

With the development of the urbanization in China, the amount of household garbage is growing, whereas the processing capability of garbage processing equipment cannot satisfy the increasing demand. In order to improve the processing equipment of garbage processing plants, we provide upgrades and improvements to the software systems and hardware equipment by installing various systems of our licensed patented technology “comprehensive and harmless garbage-processing equipment” into customers’ equipment, and reconstruct the hardware to expand the garbage sorting scope and capacity of their equipment.

The licensed Patented technology of “harmless and comprehensive garbage processing equipment” provided by Jiangsu Xuefeng to its customers has a high garbage processing capacity and stable operation capacity. It is the first modern system equipment in China to use DCS (Distributed Control System) centralized control, by which mechanical automation will be realized for the comprehensive treatment of life garbage. Its core technology is to organically integrate the anaerobic digestion and aerobic fermentation garbage process, degrade and transform the organic matter of domestic waste, effectively sort out the garbage and recycle all kinds of materials, to eventually realize the true waste resource utilization and harmless utilization rate, approaching 100%. The resource recovery products, biogas, can not only be used for meeting the needs of the plant itself, but also for sale outside the company, which greatly improves the efficiency of the garbage processing equipment, decreases production costs, and increases the recovery return of garbage processing.

The comprehensive and harmless garbage processing equipment is comprised of a waste digestion pretreatment system, methane gas power generation system, sorting processing system, bricklaying building system, leachate treatment system, DCS (distribution control system), XFET-5 ecological and water-saving toilets and excrement comprehensive processing system and various material collection systems. The equipment technology is designed and manufactured based on the complicated situation of the household garbage in China. According to the features of various garbage, the equipment utilizes the wind-force, gravity, magnetic, shape, etc. to process the garbage by the combined way of machine selecting, winnowing, magnetic separation, automatic cutting, smashing and other technological processes. The equipment has large processing capacity and can run all day. The stand-alone equipment can process 500 to 1000 tons of garbage per day. It can sort and process complicated municipal solid waste, leaving almost no pollution and no residue, reaching the "3 without" standard of no waste gas, no waste water and no waste residue.

After we complete the internal system upgrade and hardware equipment improvements of the garbage equipment, we deliver the upgraded equipment to the customers. The customers will conduct an inspection and performance testing of the upgraded equipment within one month pursuant to the contract to inspect whether the internal control system and the hardware structure can operate steadily and achieve the expected results. The inspection includes the following: whether the quality of the equipment and accessories after improvement can match the licensed patented technology and process various kinds of garbage, whether the various garbage systems can process automatically, and whether the daily garbage processing capacity reaches the expected results per the contract. If during the performance testing period, the performance meets the requirements of the contract are achieved, it would be deemed that we have fully executed the contract.

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

We are an “emerging growth company”, or “EGC” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, from which we are currently exempt as a smaller reporting company, and stockholder approval of any golden parachute payments not previously approved in connection with a transaction resulting in a change of control. We expect to take advantage of these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and the stock price may be more volatile.

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

Results of Operations

Year Ended May 31, 2015 compared to the Year Ended May 31, 2014

The following table sets forth in U.S. dollars, key components of our unaudited results of operations for the twelve months ended May 31, 2015, 2014 and 2013, and the percentage change between 2015,  2014 and 2013.

	Year Ended May 31,
	2015	Percentage	2014	Percentage	2013
	(U.S. $)	Change	(U.S. $)	Change	(U.S. $)

Revenue	$6,996,100	49%	$4,710,165	(13%)	$5,426,435
Cost of revenue	(356,813)	1%	(354,085)	(33%)	(524,734)
Gross profit	6,639,287	52%	4,356,080	(11%)	4,901,701
Selling expenses	110,492	13%	97,520	47%	66,166
General and administrative expenses	416,143	6%	391,546	12%	350,174
Total operating expenses	526,635	8%	489,066	17%	416,340
Operating income	6,112,652	58%	3,867,014	(14%)	4,485,361
Interest income	75,167	21%	62,041	433%	11,630
Income before provision for income taxes	6,187,819	57%	3,929,055	(13%)	4,496,991
Provision for income taxes	1,575,705	60%	982,264	(13%)	1,124,273
Net income	4,612,114	57%	2,946,791	(13%)	3,372,718
Noncontrolling interests	(229,616)	63%	(140,671)	(14%)	(164,236)
Net income attributable to common stockholders	$4,382,498	56%	$2,806,120	(13%)	$3,208,482

Revenue.

We provide improvement and upgrading services for garbage processing equipment to our customers. This is a one-time service. We also license patent to our customers. The patent licensing is limited to five years with payments due annually in advance.

Our revenue for the year ended May 31, 2015 increased by $2,285,935 or 49% compared to the revenue for the year ended May 31, 2014. Our sales for the year ended May 31, 2014 decreased by $716,270 or 13% compared the sales for the year ended May 31, 2013. The primary reason for the significant increase in revenue was mainly due to the increase in our improvement and upgrading services. The following table sets forth our revenue for the year ended May 31, 2015, 2014 and 2013:

	Twelve Months Ended May 31,
	2015	Percentage	2014	Percentage	2013
	(U.S. $)	Change	(U.S. $)	Change	(U.S. $)

Improvements and Upgrading Services	$3,481,780	138%	$1,464,300	(67%)	$4,449,200
Patent Leasing	3,514,320	8%	3,245,865	232%	977,235
Total	$6,996,100	49%	$4,710,165	(13%)	$5,426,435

Improvement and Upgrading Services

For the year ended May 31, 2015, revenue from improvement and upgrading services provided to nine customers of which seven were prior customers, was $3,481,780. For the year ended May 31, 2014, revenue from improvement and upgrading services was provided to three unrelated customers which was $1,464,300. For the year ended May 31, 2013, revenue from improvement and upgrading services provided to ten unrelated customers was $4,449,200. The services were completed and accepted by the customers and the payments were received in full as of May 31, 2015, 2014 and 2013.

Patent Licensing

For the year ended May 31, 2015, revenue from patent licensing was from 12 unrelated customers totaling $3,514,320. As all the customers were signed in prior year, the patent licensing revenue was recognized for the whole twelve months. For the year ended May 31, 2014, revenue from patent licensing was also from 12 unrelated customers totaling $3,245,865. For the year ended May 31, 2013, revenue from patent leasing was generated from eight unrelated customers of $977,235. However, because some customers were newly signed, the patent licensing period was under twelve months.

Cost of Revenues.

Our cost of revenues increased to $356,813 for the year ended May 31, 2015 from $354,085 for the year ended May 31, 2014, which represented an increase of 1%. Our cost of revenues decreased to $354,085 for the year ended May 31, 2014 from $524,734 for year ended May 31, 2013, which represented a decrease of 33%. Our cost of revenues primarily consists of fees paid to the related party for licensing the patent, employees’ salaries and training expenses.

Gross Profit.

Our business stream has resulted in a high gross margin because we have no cost of products sold. Our cost of revenue is almost entirely direct labor and patent licensing fees, and other operating expenses. As a result of the increase in technical and upgrading service revenue and patent licensing fees, our gross profit increased to $6,639,287 for the year ended May 31, 2015 from $4,356,080 for the year ended May 31, 2014. As the result of decrease in technical and upgrading service revenue, our gross profit decreased to $4,356,080 for year ended May 31, 2014 from $4,901,701 for year ended May 31, 2013. The gross profit ratio for year ended May 31, 2015, 2014 and 2013 is 95%, 92% and 90%, respectively.

Selling and Marketing Expenses.

Our selling and marketing expenses increased to $110,492 for the year ended May 31, 2015 from $97,520 for the year ended May 31, 2014 which represented an increase of 13%. Our selling and marketing expenses increased to $97,520 for year ended May 31, 2014 from $66,166 for year ended May 31, 2013 which represented an increase by 47%. Our selling and marketing expenses were primarily comprised of sales employees’ salaries, advertising expenses, training expenses and travelling expenses. The increase was mainly due to the increase in marketing activities.

General and Administrative Expenses.

Our general and administrative expenses increased to $416,143 for the year ended May 31, 2015 from $391,546 for the year ended May 31, 2014, representing a 6% increase. Our general and administrative expenses increased to $391,546 for year ended May 31, 2014 from $350,174 for year ended May 31, 2013, representing a 12% increase. Our general and administrative expenses were primarily comprised of employees’ salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees.

Despite our large cash balances, the interest income generated for the year ended May 31, 2015 was nominal for principally two reasons: the bank’s current deposit interest rate is very low, and the annual interest rates float up or down within a 0.35% range; The interest income reported in our financial statements is the net interest after deducting bank service charges.

Provision for Income Taxes.

Our provision for income taxes increased to $1,575,705 for the year ended May 31, 2015 from $982,264 for the year ended May 31, 2014. Our provision for income taxes decreased to $982,264 for year ended May 31, 2014 from $1,124,273 for year ended May 31, 2013. Our effective tax rate for all years ended May 31, 2015, 2014 and 2013 was the statutory rate of 25%. Our tax filings for the calendar year ended December 31, 2014 were examined by the PRC tax authorities in May 2015. Our prior filings were accepted and no adjustments were proposed. The increase in the provision for income taxes was primarily due to the increase in our income.

Net Income.

For the years ended May 31, 2015, 2014 and 2013, we generated net income of $4,612,114, $2,946,791 and $3,372,718, respectively.  This represented an increase in net income of $1,665,323 or 57% from the year ended May 31, 2014 In 2014, there was  a decrease in net income of $425,927 or 13% from the year ended May 31 2013.  The entrusted management agreements assign to Baichuang Consulting 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a “non-controlling interest” of $229,616, $140,671 and $164,236 for the years ended May 31, 2015, 2014, and 2013, respectively, before recognizing net income attributable to the common stockholders of the Company.  After the “non-controlling interest”, our net income attributable to the common stockholders' of the Company for the year ended May 31, 2015, 2014 and 2013 was $4,382,498, $2,806,120, and $3,208,482, representing $0.08, $0.05 and $0.07 per share, respectively.

Foreign Currency Translation Adjustment.

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Equity transactions are recorded at their historical amounts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the year ended May 31, 2015, 2014 and 2013, a foreign currency gain of $165,755, $25,715 and $209,744, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. Subsequent to May 31, 2015, the PRC government has devalued their currency by approximately 3.0%. This will have effect on future financial reporting.

Liquidity and Capital Resources

As of May 31, 2015, we had cash and cash equivalents of $26,373,379, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from cash from operations.

To date, we have financed our operations primarily through cash flows from operations. We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Operating activities

Net cash provided by operating activities was $5,457,575 for the year ended May 31, 2015, as compared with $3,399,888 for the twelve months ended May 31, 2014. The increase was due to increase in the net income, and the increase in deferred revenue. For the year ended May 31, 2015, the increase in taxes payable also caused the difference between the net cash provided by operating activities and the net income. Net cash provided by operating activities was $3,399,888 for the year ended May 31, 2014, compared  with $4,859,227 for the year ended May 31, 2013. The difference was mainly due to the decrease in net income and income taxes payable only partially offset by an increase in deferred revenue.

Investing activities

We spent $4,002, $16,612 and $4,669 for the year ended May 31, 2015, 2014 and 2013, respectively, for equipment purchases. For the year ended May 31, 2014, net cash provided by investing activities was due to a refund of the deposit related to a land use right of $813,500.

Financing activities

For the year ended May 31, 2015, 2014 and 2013, the net cash provided by financing activities represented a net increase in the stockholder loan of $124,605, $73,000, and $181,916, respectively. The net proceeds from the stockholder loans were utilized for professional services in the United States.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Transfer of Cash

All of our revenues are earned by Jiangsu Xuefeng, our PRC controlled consolidated affiliate. PRC regulations restrict the ability to make dividend and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends only out of accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC entities also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the allocation reaches 50% of its registered capital. The statutory reserve fund can only be used for specific purposes and is not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our entities to transfer funds could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Lotus International Holdings Limited, a Hong Kong corporation and Baichuang Information Consulting (Shenzhen) Co., Ltd, a WFOE, is a bridge to transfer funds inside and outside the PRC. There are three ways for foreign cash to be transferred into Chinese subsidiaries:

(1) Capital funds: At the establishment of the WFOE (Baichuang Consulting), in accordance with the provisions of PRC Foreign-Owned Enterprise Law, funds were injected as capital by Lotus International into the WFOE.

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

Pursuant to the Exclusive Technical Service and Business Consulting Agreement between Baichuang Consulting (WFOE) and Jiangsu Xuefeng, Baichuang Consulting is to provide technical support and consulting services to Jiangsu Xuefeng in exchange for (i) 95% of the total annual net income of Jiangsu Xuefeng and (ii) RMB100, 000 per month (approximately US$16,000). As a result, there are also two ways to transfer the funds from inside the PRC to outside the PRC:

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

(2) According to the provisions of the Service Fee in Article 3 of the Exclusive Technology Service and Business Consulting Agreement, a management fee of approximately $16, 000 will be paid to Baichuang Consulting each month, and in turn Baichuang Consulting will be in compliance with the provisions of the PRC Foreign-Owned Enterprise Law and transfer this income to Lotus International (HK company) for the purpose of profit distribution.

The earnings and cash transfer procedures are all designed to comply with PRC regulations. As a result, there will be no government regulations which will impact our transactions to transfer cash within our corporate structure. However, when the funds are transferred outside the PRC, all transferred amounts will be reported to the national tax bureau to examine whether the local and national taxes have been fully paid by Jiangsu Xuefeng and Baichuang Consulting. In addition, should such cash transfer go to the U.S. parent company, it would be taxable, The Company presently has no plans to transfer cash outside the PRC.

Recent Accounting Pronouncements

In March 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification of debt issuance costs presentation by presenting debt issuance costs in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).  This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items.  The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively.  A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The FASB has delayed the effective date until periods beginning after December 2012. Companies are permitted to adopt this new rule following either a full or modified retrospective approach.  Early adoption is not permitted.  The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

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

The critical accounting policy that could have a material effect on the Company’s financial statements is the determination that the Company is the primary beneficiary of Jiangsu Xuefeng, its VIE.  Should this determination change or the VIE agreements become not in compliance or enforceable under PRC law, it could result in the deconsolidation of the VIE.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Changes in interest rates may affect the interest earned and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Currency Exchange Fluctuations

All of the Company’s revenues are denominated in Chinese Renminbi, while its expenses are denominated primarily in Chinese Renminbi (“RMB”). The value of the RMB-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China (“PBOC”), which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the Renminbi from the United States dollar. At the recent quarterly regular meeting of PBOC, its Currency Policy Committee affirmed the effects of the reform on Chinese Renminbi exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of Renminbi has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. In August 2015, the PRC government devalued its currency by approximately 3.0%. The Company has never engaged in currency hedging operations and has no present intention to do so.

Country Risk

A substantial portion of our assets and operations are located and conducted in PRC. While the PRC economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us.  If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenue and profits, will also be negatively affected. Economic growth in the PRC has recently begun to slow.+

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

Consolidated Financial Statements for the Year Ended
May 31, 2015, 2014 and 2013

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MAY 31, 2015,  2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Xuefeng Environmental Engineering, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Xuefeng Environmental Engineering, Inc. and Subsidiaries (the “Company”) as of May 31, 2015 and 2014 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended May 31, 2015.  China Xuefeng Environmental Engineering, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Xuefeng Environmental Engineering, Inc. and Subsidiaries as of May 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended May 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Xuefeng Environmental Engineering, Inc. and Subsidiaries’ internal control over financial reporting as of May 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 25, 2015, expressed an adverse opinion.

/s/ Wei, Wei & Co., LLP
Wei, Wei, & Co., LLP
Flushing, New York
August 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Xuefeng Environmental Engineering, Inc. and Subsidiaries

We have audited China Xuefeng Environmental Engineering, Inc. and Subsidiaries’ (the “Company’) internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China Xuefeng Environmental Engineering, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in Management’s Annual Report on Internal Control Over Financial Reporting.  The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America commensurate with the Company’s financial reporting requirements and, as a result, many not be able to detect misstatement material to the Company’s financial statements on a timely basis. In addition, the Company did not implement adequate supervisory review to ensure that the financial statements were prepared in conformity with and included all disclosures required by generally accepted accounting principles in the United States of America.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the May 31, 2015 consolidated financial statements, and this report does not affect our report dated August 25, 2015, on those consolidated financial statements.

In our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, China Xuefeng Environmental Engineering, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows of China Xuefeng Environmental Engineering, Inc. and Subsidiaries, and our report dated August 25, 2015, expressed an unqualified opinion.

/s/ Wei, Wei & Co., LLP
Wei, Wei, & Co., LLP
Flushing, New York
August 25, 2015

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	May 31,	May 31,
ASSETS	2015	2014

Current assets:
Cash	$26,373,379	$20,629,604
Prepaid expenses	98,510	97,735

Total current assets	26,471,889	20,727,339

Fixed assets, net	16,118	23,587

TOTAL ASSETS	$26,488,007	$20,750,926

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	May 31,	May 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2015	2014

Current liabilities:
Deferred revenues	$2,204,550	$1,895,400
Taxes payable	652,386	97,248
Loan from stockholder	380,073	255,468
Accrued liabilities	53,310	82,991
Total current liabilities	3,290,319	2,331,107

Stockholders’ equity:
Common stock, $0.001 par value per share, 75,000,000 shares authorized; 55,200,000 shares issued and outstanding	55,200	55,200
Additional paid-in capital	11,389,049	11,389,049
Statutory reserve fund	1,077,045	604,333
Retained earnings	9,301,878	5,392,092
Other comprehensive income	582,259	421,823

Stockholders’ equity before noncontrolling interests	22,405,431	17,862,497
Noncontrolling interests	792,257	557,322

Total stockholders’ equity	23,197,688	18,419,819

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,488,007	$20,750,926

See accompanying notes to the consolidated financial statements

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED MAY 31, 2015, 2014 AND 2013
(IN U.S. $)

	For The Year Ended May 31,
	2015	2014	2013

Revenue	$6,996,100	$4,710,165	$5,426,435
Cost of revenue	(356,813)	(354,085)	(524,734)

Gross profit	6,639,287	4,356,080	4,901,701

Operating expenses
Selling and marketing	110,492	97,520	66,166
General and administrative	416,143	391,546	350,174

Total operating expenses	526,635	489,066	416,340

Income from operations	6,112,652	3,867,014	4,485,361
Interest income	75,167	62,041	11,630

Income before provision for income taxes	6,187,819	3,929,055	4,496,991
Provision for income taxes	1,575,705	982,264	1,124,273

Net income	4,612,114	2,946,791	3,372,718
Noncontrolling interests	(229,616)	(140,671)	(164,236)

Net income attributable to common stockholders	$4,382,498	$2,806,120	$3,208,482

Earnings per common share, basic and diluted	$0.08	$0.05	$0.07

Weighted average shares outstanding, basic and diluted	55,200,000	55,200,000	44,038,356

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED MAY 31, 2015, 2014 AND 2013
(IN U.S. $)

	For the Year Ended May 31,
	2015	2014	2013

Comprehensive Income:
Net Income	$4,612,114	$2,946,791	$3,372,718
Foreign currency translation adjustment	165,755	25,715	209,744

Comprehensive income	4,777,869	2,972,506	3,582,462
Comprehensive income attributable to noncontrolling interests	(234,935)	(141,096)	(173,032)

Net Comprehensive income attributable to common stockholders	$4,542,934	$2,831,410	$3,409,430

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED MAY 31, 2015, 2014 AND 2013 (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, May 31, 2012	$41,200	$4,421,426	$(18,377)	$243,194	$-	$195,585	$4,883,228

Reverse merger adjustment	-	(18,377)	-	-	-	-	(18,377)

Sale of common stock	14,000	6,986,000	-	-	-	-	7,000,000

Net income	-	-	3,208,482	164,236	-	-	3,372,718

Appropriation to statutory reserve	-	-	(309,655)	-	309,655	-	-

Foreign currency translation adjustment	-	-	-	8,796	-	200,948	209,744

Balance, May 31, 2013	$55,200	$11,389,049	$2,880,650	$416,226	$309,655	$396,533	$15,447,313

Net income	-	-	2,806,120	140,671	-	-	2,946,791

Appropriation to statutory reserve	-	-	(294,678)	-	294,678	-	-

Foreign currency translation adjustment	-	-	-	425	-	25,290	25,715

Balance, May 31, 2014	55,200	11,389,049	5,392,092	557,322	604,333	421,823	18,419,819

Net income	-	-	4,382,498	229,616	-	-	4,612,114

Appropriation to statutory reserve	-	-	(472,712)	-	472,712	-	-

Foreign currency translation adjustment	-	-	-	5,319	-	160,436	165,755

Balance, May 31, 2015	$55,200	$11,389,049	$9,301,878	$792,257	$1,077,045	$582,259	$23,197,688

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MAY 31, 2015, 2014 AND 2013
(IN U.S. $)

	For the Year Ended May 31,
	2015	2014	2013

Cash flows from operating activities:
Net income	$4,612,114	$2,946,791	$3,372,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,633	14,922	10,756
Deferred income taxes	-	335,569	(325,079)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(775)	(239)	(90,641)
Increase in deferred revenue	309,150	562,200	1,333,200
Increase (decrease) in taxes payable	555,138	(509,529)	606,777
(Decrease) increase in accrued liabilities	(29,681)	50,174	(48,504)

Net cash provided by operating activities	5,457,579	3,399,888	4,859,227

Cash flows from investing activities:
Refund of deposit for purchase of land use right	-	813,500	-
Purchase of equipment	(4,002)	(16,612)	(4,669)

Net cash (used in) provided by investing activities	(4,002)	796,888	(4,669)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	7,000,000
Repayment of stockholder loan	(24,901)	-	(48,115)
Proceeds from stockholder loan	149,506	73,000	230,031

Net cash provided by financing activities	124,605	73,000	7,181,916
Effect of exchange rate changes on cash	165,593	17,842	166,347

Net increase in cash	5,743,775	4,287,618	12,202,821
Cash, beginning	20,629,604	16,341,986	4,139,165

Cash, end	$26,373,379	$20,629,604	$16,341,986

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$1,029,753	$1,163,119	$859,348

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
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

On November 27, 2012, the Company filed a certificate of amendment to its articles of incorporation to change its name from “NYC Moda, Inc.” to “China Xuefeng Environmental Engineering Inc.” (the “Name Change”) and to initiate a 4-for-1 forward stock split (the “Forward Split”) of its outstanding shares of common stock. The effective dates of the Name Change and the Forward Split were December 14, 2012 and December 17, 2012, respectively. Upon the effectiveness of the Forward Split, the number of outstanding shares of the Company’s common stock increased from 10,300,000 to 41,200,000 shares. On March 19, 2013, the Company issued 14,000,000 shares of common stock to 12 unrelated individuals in a private offering, generating $7,000,000 in net proceeds.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
 (IN U.S. $)

NOTE 1. ORGANIZATION (CONTINUED)

Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, the WFOE provides technical support, consulting, training, marketing and operational consulting services to Jiangsu Xuefeng. In consideration for such services, Jiangsu Xuefeng has agreed to pay an annual service fee to the WFOE of 95% of Jiangsu Xuefeng’s annual net income and an additional payment of approximately US$16,250 (RMB 100,000) each month. The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

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
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
 (IN U.S. $)

NOTE 1. ORGANIZATION (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The consolidated financial statements for the years ended May 31, 2015, 2014 and 2013 include China Xuefeng Environmental Engineering Inc., and its wholly owned subsidiaries, Inclusion, Lotus and Baichuang Consulting and its VIE, Jiangsu Xuefeng.  All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
 (IN U.S. $)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITY (CONTINUED)

The following financial statement amounts and balances of Jiangsu Xuefeng have been included in the accompanying consolidated financial statements.

ASSETS	May 31, 2015	May 31, 2014

Current assets:
Cash	$26,166,628	$20,390,978
Prepaid expenses	97,526	96,750

Total current assets	26,264,154	20,487,728

Fixed assets	60,486	56,019
Less: accumulated depreciation	(44,368)	(32,432)

Fixed assets, net	16,118	23,587

TOTAL ASSETS	$26,280,272	$20,511,315

LIABILITIES

Current liabilities:
Due to China Xuefeng Environmental Engineering, Inc. (1)	$7,105,281	$7,048,717
Payable to WFOE(2)	9,418,509	5,890,442
Deferred revenue	2,204,550	1,895,400
Taxes payable	516,371	13,395
Loan from stockholder	297,678	227,172
Accrued liabilities	17,310	82,991

Total current liabilities	19,599,699	15,158,117

TOTAL LIABILITIES	$19,599,699	$15,158,117

(1)
Due to China Xuefeng Environmental Engineering, Inc. is for the proceeds from the sale of common stock which proceeds were received by Jiangsu Xuefeng for 14,000,000 common shares issued by China Xuefeng Environmental Engineering, Inc. on March 19, 2013 at $0.50 each (approximately US$7,000,000).

(2)
Payable to WFOE represents outstanding amounts due to Baichuang Information Consulting (Shenzhen) Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Jiangsu Xuefeng in exchange for 95% of Jiangsu Xuefeng’s net income and additional monthly payments of RMB 100,000 (approximately US$16,250). During the year ended May 31, 2015 and 2014, Jiangsu Xuefeng did not make any payment to the WOFE.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
 (IN U.S. $)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITY (CONTINUED)

	Twelve Months Ended May 31,
	2015	2014	2013

Revenue	$6,996,100	$4,710,165	$5,426,435
Net income (3)	$4,592,321	$2,813,421	$3,284,728

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE, which is not reflected above.

	Twelve Months Ended May 31,
	2015	2014	2013

Net cash provided by operating activities	$5,602,927	$3,333,595	$11,766,224
Net cash provided by (used in) investing activities	(4,002)	796,888	(4,669)
Net cash provided by financing activities	70,506	73,000	151,000
Effect of exchange rate changes on cash	106,219	753	153,376

Net increase in cash	$5,775,650	$4,204,236	$12,065,931

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
 (IN U.S. $)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	May 31, 2014	May 31, 2014	May 31, 2013

	0.1633	0.1620	N/A

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows	0.1627	0.1627	0.1589

For the years ended May 31, 2015, 2014 and 2013, foreign currency translation adjustments of $165,755, $25,715 and $209,744, respectively, have been reported as other comprehensive income.  Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
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

The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions.  Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US dollar reporting. As of August 12, 2015, the PRC devalued its currency by approximately 3.0%.

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
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
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

The Company’s customer who pays for an upgrade and improvement fee is not required to enter into a licensing agreement to continue to use the patented technology.  If the customer does not require the garbage processing equipment to reach the level of the patented technology which can process 500 tons to 1,000 tons of garbage per day, then the customer does not need to enter into the patent licensing agreement.

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

The Company also determined that the patent licensing has standalone value because the patent can be licensed separately.  The Company uses the vendor-specific objective evidence to determine the price for patent licensing when sold in multiple-element arrangements.  Although not yet being licensed separately, the price established by the management has the relevant authority.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
 (IN U.S. $)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Multiple Elements (Continued)

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
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
 (IN U.S. $)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FIXED ASSETS

Fixed assets are recorded at cost, less accumulated depreciation.  Cost includes the price paid to acquire the asset, and any expenditures that substantially increase the asset’s value or extends the useful life of an existing asset.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Major repairs and betterments that significantly extend the original useful life or improve productivity are capitalized and depreciated over the periods benefited.  Maintenance and repairs are generally expensed as incurred.  The estimated useful lives for fixed asset categories are as follows:

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

DEFERRED REVENUE

Deferred revenue includes payments received for a) improvement and upgrade services and b) patent licensing fees. These payments received, but not yet earned, are recognized as deferred revenue in the consolidated balance sheets.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  At May 31, 2015, 2014 and 2013, the differences relate entirely to revenue deferred for financial statement purposes.  During the year ended May 31, 2015, as permitted by the PRC tax law, the Company began recognizing revenue from patent licensing fees for income tax purposes, based on when it is earned rather than when it is collected, consistent with the financial statement recognition.  As a result, there are no differences between the basis of assets and liabilities for financial statements and income tax purposes for deferred revenue and, as a result, deferred income taxes are no longer required to be recognized.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
 (IN U.S. $)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of May 31, 2015, 2014 and 2013, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company, its subsidiaries and the VIE operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 34%.  No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the years ended May 31, 2015, 2014 and 2013.

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

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  For the years ended May 31, 2015, 2014 and 2013, advertising expense was $49,135, $35,794 and $47,670, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
 (IN U.S. $)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STATUTORY RESERVE FUND

Pursuant to corporate law in the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  For the years ended May 31, 2015, 2014 and 2013, a statutory reserve of $472,712, $294,678 and $309,655, respectively, was required to be allocated by the Company.

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification of debt issuance costs presentation by presenting debt issuance costs in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).  This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items.  The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively.  A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
 (IN U.S. $)

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The FASB recently deferred the effective date to periods beginning after December 15, 2017. Companies are permitted to adopt this new rule following either a full or modified retrospective approach.  Early adoption is not permitted.  The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

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
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
 (IN U.S. $)

NOTE 4. FAIR VALUE MEASUREMENTS (CONTINUED)

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of May 31, 2015, 2014 and 2013, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, prepaid expenses, deferred revenues, taxes payable and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

NOTE 5. FIXED ASSETS

Fixed assets are summarized as follows:

	May 31, 2015	May 31, 2014

Computers and equipment	$31,971	$27,732
Vehicle	15,301	15,179
Furniture and fixtures	13,213	13,108

	60,486	56,019
Less: Accumulated depreciation	(44,368)	(32,432)

	$16,118	$23,587

For the years ended May 31, 2015, 2014 and 2013, depreciation expense was $11,633, $14,922 and $10,756, respectively.

NOTE 6. INCOME TAXES

The provision for income taxes consisted of the following:

	For the Year Ended May 31,
	2015	2014	2013
	(U.S. $)	(U.S. $)	(U.S. $)

Current	$1,575,705	$646,695	$1,449,352
Deferred	-	335,569	(325,079)

	$1,575,705	$982,264	$1,124,273

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
 (IN U.S. $)

NOTE 6. INCOME TAXES (CONTINUED)

The expected tax rate for income in PRC is 25% which is the same as the effective tax rate for the periods presented.

The Company is required to file income tax returns in both the PRC and the United States.  PRC tax filings for the tax year ended December 31, 2014 and 2013 were examined by the PRC tax authorities in May 2015 and 2014. The tax filings were accepted and no adjustments were proposed by the PRC tax authorities.

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the fiscal years ended May 31, 2015, May 31, 2014, April 30, 2013 and for the one month period ended May 31, 2013, a short year income tax return required to be filed as a result of the change in fiscal year.  Failure to furnish any income tax returns and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. Federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through May 31, 2015. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. Federal income taxes, interest and penalties. The tax years ended May 31, 2015, 2014 and 2013 and April 30, 2013, 2012 and 2011 remain open to examination by the IRS.

The following table reconciles the effective income tax rates with the statutory rates for the years ended May 31, 2015 and 2014.

	2015	2014	2013

Tax at PRC statutory rate	25.0%	25.0%	25.0%
Non-deductible Expenses	0.5%	0.0%	0.0%
Effective tax rate	25.5%	25.0%	25.0%

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
 (IN U.S. $)

NOTE 7. RELATED PARTY TRANSACTIONS

On August 5, 2012, the Company entered into an agreement to lease the rights of a patent on garbage recycling processing technology from Li Yuan, one of the Company’s stockholders.  Under the current terms, the Company is required to pay a fee of $13,016 (RMB 80,000) each month for five years from September 2012 to August 2017.  The related prepaid patent leasing fees of $91,448, $90,720 and $90,496 are included in prepaid expenses on the consolidated balance sheets as of May 31, 2015, 2014 and 2013, respectively.

The remaining payments for the patent rights are as follows:

Year Ending
May 31,	Amount

2016	$65,080
2017	156,192
2018	39,048

$260,320

The Company obtained a demand loan from Li Yuan, a stockholder which is non-interest bearing.  The total loan of approximately $380,000 represents $301,000 of expenses paid by the stockholder and payments of approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. The balance is reflected as loan from stockholder as of May 31, 2015,  2014 and 2013.

NOTE 8.   LEASES

The Company leases office space under a one-year operating lease from an unrelated third party, which expires on March 31, 2016.  The lease requires the Company to prepay the rental for one year of $7,267 (RMB 44,664).  The related prepayments of $6,078, $6,030 and $6,015 are included in prepaid expenses on the consolidated balance sheets as of May 31, 2015, 2014 and 2013, respectively.  The lease provides for renewal options.  Rent expense for the year ended May 31, 2015, 2014 and 2013 was $7,267, $7,267 and $7,097, respectively.

The minimum future rental commitment under the lease is as follows:

Year Ending
Mar 31,	Amount

2016	$6,056

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
 (IN U.S. $)

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

Major customers

The following table represents certain information about the Company’s customers which individually accounted for more than 10% of the Company’s revenue during the years ended May 31, 2015,  2014 and 2013:

	For the Year Ended	For the Year Ended		For the Year Ended
	May 31, 2015	May 31, 2014		May 31, 2013
	Amount %	Amount (1)%		Amount (1)%
CUSTOMER 1	* *	*	*	691,215	12.74%
CUSTOMER 2	* *	*	*	643,545	11.86%
CUSTOMER 3	* *	*	*	619,710	11.42%
CUSTOMER 4	* *	*	*	619,710	11.42%
CUSTOMER 5	* *	*	*	595,875	10.98%
CUSTOMER 6	* *	*	*	572,040	10.54%
CUSTOMER 7	* *	*	*	548,205	10.10%
CUSTOMER 8	* *	$732,150	15.54%	*
CUSTOMER 9	* *	$707,745	15.03%	*
CUSTOMER 10	* *	$634,530	13.47%	*

(1)	There was no accounts receivable from these customers as of May 31, 2014 and 2013.

         *Does not apply or less than 10% of revenue.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
 (IN U.S. $)

NOTE 11. CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

The condensed financial information of the Company’s US parent only balance sheets as of May 31, 2015 and 2014, and the US parent company only statements of income, and cash flows for the years ended May 31, 2015, 2014 and 2013 are as follows:

Condensed Balance Sheets

ASSETS	May 31, 2015	May 31, 2014

Investment in subsidiaries and VIE	$22,818,109	$18,160,175

TOTAL ASSETS	$22,818,109	$18,160,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Loan from stockholder	$376,678	$228,995
Accrued liabilities	36,000	68,683

Total current liabilities	412,678	297,678

Stockholders’ equity:

Common stock, $0.001 par value; 75,000,000 shares authorized; 55,200,000 shares issued and outstanding	55,200	55,200
Additional paid-in capital	11,389,049	11,389,049
Statutory reserve fund	1,077,045	604,333
Retained earnings	9,301,878	5,392,092
Other comprehensive income	582,259	421,823

Total stockholders’ equity	22,405,431	17,862,497

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,818,109	$18,160,175

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
 (IN U.S. $)

NOTE 11. CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

Condensed Statements of Income

	For The Year Ended May 31,
	2015	2014	2013

Revenues:
Share of earnings from investment in subsidiaries and VIE	$4,497,498	$2,929,120	$3,252,963

Operating expenses:
General and administrative	115,000	123,000	44,481

Net income	$4,382,498	$2,806,120	$3,208,482

Condensed Statements of Cash Flows

	For The Year Ended May 31,
	2015	2014	2013

Cash flows from operating activities:
Net income	$4,382,498	$2,806,120	$3,208,482
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(4,497,498)	(2,929,120)	(3,252,963)
(Decrease) increase in accrued liabilities	(32,683)	50,136	-

Net cash (used by) operating activities	(147,683)	(72,864)	(44,481)

Cash flows from financing activities:
Proceeds from stockholder loan	147,683	72,864	44,481

Net cash provided by financing activities	147,683	72,864	44,481

Net increase in cash	-	-	-
Cash, beginning of year	-	-	-

Cash, end of year	$-	$-	$-

Noncash financing activities:
Payment of accrued liabilities by shareholder	$147,683	$72,864	$44,481

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
(IN U.S. $)

NOTE 11. CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

Basis of Presentation

The Company records its investment in its subsidiaries and VIE under the equity method of accounting.  Such investment is presented as “Investment in subsidiaries and VIE” in the condensed balance sheets and the U.S. parent’s share of the subsidiaries and VIE’s profits are presented as “Share of earnings from investment in subsidiaries and VIE” in the condensed statements of income.

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

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances.  The restricted net assets of the Company’s PRC subsidiary and VIE amounted to $22,818,109 and $18,160,175 as of May 31, 2015 and 2014, respectively.

In addition, the Company’s operations and revenues are conducted and generated in the PRC; all of the Company’s revenues being earned and currency received are denominated in RMB.  RMB is subject to the foreign exchange control regulations in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC’s foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
(IN U.S. $)

NOTE 12.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended May 31, 2015 and 2014:

	August 31,	November 30,	February 28,	May 31,

2015:
Net Sales	$875,880	$879,120	$1,950,000	$3,291,100
Gross Profit	$799,979	$800,204	$1,854,881	$3,184,223
Net income attributable to common stockholders	$505,248	$498,704	$1,247,944	$2,130,602
Earnings per common share, basic and diluted	$0.01	$0.01	$0.02	$0.04

2014:
Net Sales	$1,165,680	$1,781,880	$886,380	$876,225
Gross Profit	$1,056,925	$1,687,170	$810,389	$801,596
Net income attributable to common stockholders	$689,989	$1,146,709	$507,145	$462,277
Earnings per commonshare, basic and diluted	$0.01	$0.02	$0.01	$0.01

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

Based on the evaluation as of May 31, 2015, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of May 31, 2015, and based on that evaluation they concluded that our internal control over financial reporting was not effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that due to material weakness identified below our disclosure controls and procedures were not effective as of May 31, 2015 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2015, the Company determined that there were deficiencies in our internal control that constituted the following material weaknesses:

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

Mr. Li Yuan, 40, has served as our Chairman of the board of directors and Chief Executive Officer since November 2012, founded Jiangsu Xuefeng in December 2007 and served as Chairman and Chief Executive Officer of Jiangsu Xuefeng since then.  From February 1997 to October 2003, Mr. Yuan served as the Department Manager of First Hostel in Suqian City. From October 2003 to 2007, Mr. Yuan devoted himself to the research & development and experiments of environmental protection equipment.  Mr. Yuan acquired his Bachelor degree in International Relations Major from International Relations Faculty of Chinese People's Liberation Army. Mr. Yuan was selected as a director because of his extensive management experience, his background in the industry and his knowledge of the business of the Company.

Mr. Yi Yuan, 50, has served as our director from November 2012. From December 2007 until present, he founded Jiangsu Xuefeng and served as the chief engineer. From February 2001 to 2007, Mr. Yuan devoted himself to the R&D and experiments of environmental protection equipment. From August 1991 to February 2001, he served as a department manager at Suqian Urban Comprehensive Development Co, Ltd. From September 1990 to July 1991, he worked as a mechanical engineer at Suqian Garment Factory. From 1987 to August 1990, he acted as a machine maintenance class monitor at Suqian Furniture Factory. Mr. Yuan graduated with a senior high school degree and acquired abundant professional skills from years of working experience. Mr. Yuan was selected as a director because of his extensive management experience, his background in the industry and his knowledge of the business of the Company.

Mr. Xiaojun Zhuang, 42, has served as our director from November 2012 and is currently serving as a director of Jiangsu Xuefeng. From 2002 to 2010, Mr. Zhuang founded Ocean S&T Development Co, Ltd, a company focusing on the R&D, manufacture and sale of environmental friendly coating and building materials, and served as the corporate juridical person. From November 1997 to March 2002, he worked at the government of Sucheng District in Suqian City. From August 1993 to October 1997, he worked at the government of Jingtou town in Suyu District. Mr. Zhuang graduated with a bachelor degree in business administration. Mr. Zhuang was selected as a director because of his extensive management experience, his background in the industry and his knowledge of the business of the Company.

Mr. Kuanfu Fan, 40, serves as our Chief Financial Officer, Secretary and Treasurer from November 2012. From 2011 to 2012, Mr. Fan served as a regional vice manager & Chief Financial Officer of Shanghai United Water Group Co., Ltd. From July 2008 to October 2011, he served as a regional Chief Financial Officer of Yihai Jiali Group. From July 2005 to July 2008, he served as a Chief Financial Officer and a special assistant to the chairman of the board of Zhejiang telecom Co., Ltd. From September 2001 to July 2005, he served as a financial manager, an administrative office manager and a special assistant to the chairman of the board of Kunshan Shangxin Electronic Science and Technology Co., Ltd. From July 1998 to September 2001, he served as an accountant of Jiangsu Suining Supply and Marketing Cooperatives Head Office. Mr. Fan graduated from Nanjing Southeast University with a master's degree in business administration.

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

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

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

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth in U.S. dollars information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered to Jiangsu Xuefeng in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000. All the officers were paid by Jiangsu Xuefeng in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the May 31, 2015 conversation rate of RMB 6.1237 to $1.00.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)		Total ($)

Li Yuan, Chief Executive Officer	2015	$18,162	$	*152,544	$170,706
	2014	$18,069	$	*156,192	$174,261
	2013	$17,972	$	*156,192	$174,164

Kuanfu Fan, Chief Financial Officer, Secretary and Treasurer	2015	$9,879		$0	$9,879
	2014	$9,043		$0	$9,043
	2013	$5,682		$0	$5,682

*Annual fee paid for lease of patent rights.

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

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to the officers at this time. Other than government severance payments, our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control

PRC employment law requires an employee be paid severance pay based on the number of years worked with the employer at the rate of one month’s wage for each full year worked.  Any period of more than six months but less than one year shall be counted as one year. The severance pay payable to an employee for any period of less than six months shall be one-half of his monthly wages. The monthly salary mentioned above is defined as the average salary of 12 months before revocation or termination of the employment contract.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended May 31, 2015.  There are currently no outstanding awards at May 31, 2015.

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date hereof, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock. The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, C214, Fitting Integration Building, Fazhan Road to Suqian Gate Section.

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

(2)	Based on 55,200,000 shares of Common Stock issued and outstanding as of August 31, 2015.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2013 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

On August 5, 2012, the Company entered into an agreement to lease the rights of a patent on garbage recycling processing technology from Li Yuan, one of the Company’s officers/stockholders.  Under the current terms, the Company is required to pay a fee of $13,016 (RMB 80,000) each month for five years from September 2012 to August 2017.  The related prepaid patent leasing fees of $91,448, $90,720, and $90,496 are included in the prepaid expenses on the consolidated balance sheets as of May 31, 2015, 2014 and 2013, respectively.

As of May 31, 2015, Jiangsu Xuefeng borrowed $297,678 from Li Yuan, the Company’s Chief Executive Officer, Chairman and one of the Company’s stockholders. This loan is due on demand and non-interest bearing. The proceeds of the loan were used to pay professional fees of the Company. No repayment has been made as of May 31, 2015.

The Company obtained a non-interest bearing and due-on-demand loan from Li Yuan, the Company’s Chief Executive Officer, Chairman and one of the Company’s stockholders.  The loan of approximately $380,000 representing expenses paid by the above officer/stockholder and approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. (“Baichuang Consulting”) during the year ended May 31, 2013. For the year ended May 31, 2015, Baichuang Consulting repaid approximate 24,900 to the above officer/stockholder.  For the year ended May 31, 2014, no repayment was made.  For the year ended May 31, 2013, Baichuang Consulting repaid approximate $48,000 to the above officer/stockholder.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended May 31, 2015, 2014 and 2013, we were billed approximately $110,000, $75,000, and $75,000 for professional services rendered for the audit and review of our financial statements by Wei, Wei & Co., LLP.

Audit Related Fees

There were no fees for audit related services for the years ended May 31, 2015, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended May 31, 2015, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended May 31, 2015, 2014 and 2013.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent registered public accounting firm. For the years ended May 31, 2015, 2014 and 2013, the respective engagement letters for each year were preapproved by the Board of Directors.

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

Exhibit Number	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the S-1 Registration Statement filed with the SEC on July 12, 2011).

3.2	By-Laws (Incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement filed with the SEC on July 12, 2011).

3.3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2012).

10.1	Exclusive Technical Service and Business Consulting Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.2	Call Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.3	Proxy Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.4	Share Pledge Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.5	Subscription Agreement dated March 19, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2013).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document

101 SCH	XBRL Schema Document

101 CAL	XBRL Calculation Linkbase Document

101 DEF	XBRL Definition Linkbase Document

101 LAB	XBRL Labels Linkbase Document

101 PRE	XBRL Presentation Linkbase Document

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Xuefeng Environmental Engineering Inc.

Date: August 31, 2015	/s/ Li Yuan
Li Yuan
Chief Executive Officer (Principal Executive Officer)

Date: August 31, 2015	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Li Yuan	Chief Executive Officer and	August 31, 2015
Li Yuan	Chairman of the Board of Directors
(Pricipal Executive Officer)

/s/ Yi Yuan	Director	August 31, 2015
Yi Yuan

/s/ Xiaojun Zhuang	Director	August 31, 2015
Xiaojun Zhuang

/s/ Kuanfu Fan	Chief Financial Officer	August 31, 2015
Kuanfu Fan	(Principal Financial Officer)