Form 10-Q
period 2015-08-31
China Xuefeng Environmental Engineering Inc.
filed 2015-11-13
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2015
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2015 there were 55,200,000 outstanding shares of common stock of the registrant, par value $0.001 per share.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.

QUARTERLY REPORT ON FORM 10-Q

August 31, 2015

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

PART I—FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

Consolidated Financial Statements for the Three and

Three Months Ended August 31, 2015 and 2014

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)
	August 31,	May 31,
ASSETS	2015	2015
	(Unaudited)
Current assets:
Cash	$15,793,562	$26,373,379
Account Receivable	2,111,862	-
Advances	2,625,840	-
Prepaid expenses	55,073	98,510

Total current assets	20,586,337	26,471,889

Fixed assets, net	182,216	16,118

Account Receivable-non-current	6,681,205	-

TOTAL ASSETS	$27,449,758	$26,488,007

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	August 31,	May 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2015	2015
	(Unaudited)
Current liabilities:
Accounts payable	$498,385	$-
Deferred revenues	1,688,040	2,204,550
Taxes payable	883,720	652,386
Loan from stockholder	383,311	380,073
Accrued liabilities	98,846	53,310
Total current liabilities	3,552,302	3,290,319

Stockholders’ equity:
Common stock, $0.001 par value per share, 75,000,000 shares authorized; 55,200,000 shares issued and outstanding
Additional paid-in capital	11,389,049	11,389,049
Statutory reserve fund	1,256,360	1,077,045
Retained earnings	10,804,728	9,301,878
Other comprehensive income	(450,800)	582,259

Stockholders’ equity before noncontrolling interests	23,054,537	22,405,431
Noncontrolling interests	842,919	792,257

Total stockholders’ equity	23,897,456	23,197,688

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,449,758	$26,488,007

See accompanying notes to the consolidated financial statements

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

	For The Three Months Ended August 31,
	2015	2014

Revenues	$10,865,073	$875,880
Cost of revenues	(8,103,499)	(75,901)

Gross profit	2,761,574	799,979

Operating expenses
Selling and marketing	252,257	23,802
General and administrative	162,967	87,416

Total operating expenses	415,224	111,218

Income from operations	2,346,350	688,761
Interest income	21,520	18,015

Income before provision for income taxes	2,367,870	706,776
Provision for income taxes	597,718	176,694
Net income	1,770,152	530,082
Noncontrolling interests	(87,987)	(24,834)

Net income attributable to common stockholders	$1,682,165	$505,248

Earnings per common share, basic and diluted	$0.03	$0.01

Weighted average shares outstanding, basic and diluted	55,200,000	55,200,000

Comprehensive Income:
Net Income	$1,770,152	$530,082
Foreign currency translation adjustment	(1,070,384)	36,269

Comprehensive income	699,768	566,351
Comprehensive income attributable to noncontrolling interests	(50,662)	(26,600)

Net Comprehensive income attributable to common stockholders	$649,106	$539,751

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 (UNAUDITED) (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, May 31, 2015	$55,200	$11,389,049	$9,301,878	$792,257	$1,077,045	$582,259	$23,197,688

Net income	-	-	1,682,165	87,987	-	-	1,770,152

Appropriation to statutory reserve	-	-	(179,315)	-	179,315	-	-

Foreign currency translation adjustment	-	-	-	(37,325)	-	(1,033,059)	(1,070,384)

Balance, August 31, 2015 (Unaudited)	$55,200	$11,389,049	$10,804,728	$842,919	$1,256,360	$(450,800)	$23,897,456

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

	For the Three Months Ended August 31,
	2015	2014

Cash flows from operating activities:
Net income	$1,770,152	$530,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,975	3,635
Changes in operating assets and liabilities:
(Increase) in account receivable	(8,793,067)	-
(Increase) in Advances	(2,625,840)	-
Decrease in prepaid expenses	43,437	40,516
Increase in accounts payable	498,385	-
(Decrease) increase in deferred revenue	(516,510)	5,850
Increase in taxes payable	231,334	9,938
Increase (decrease) in accrued liabilities	45,536	(11,179)

Net cash (used in) provided by operating activities	(9,340,598)	578,842

Cash flows from investing activities:
Purchase of equipment	(178,100)	-

Cash flows from financing activities:
Proceeds from stockholder loan	-	56,000
Effect of exchange rate changes on cash	(1,061,119)	36,852

Net (decrease) increase in cash	(10,579,817)	671,694
Cash, beginning	26,373,379	20,629,604

Cash, end	$15,793,562	$21,301,298

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$689,855	$168,662

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

NOTE 1.   ORGANIZATION

China Xuefeng Environmental Engineering Inc. (the “Company”), formerly known as NYC Moda Inc., was incorporated under the laws of the State of Nevada on March 30, 2011.  Since its inception until the closing of the Exchange Agreement, the Company was a development-stage company.

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

In November, 2012, the Company filed a certificate of amendment to its articles of incorporation to change its name from “NYC Moda, Inc.” to “China Xuefeng Environmental Engineering Inc.” (the “Name Change”) and to initiate a 4-for-1 forward stock split (the “Forward Split”) of its outstanding shares of common stock. The Name Change and the Forward Split were effective in December, 2012. Upon the effectiveness of the Forward Split, the number of outstanding shares of the Company’s common stock increased from 10,300,000 to 41,200,000 shares. In March, 2013, the Company sold 14,000,000 shares of common stock to 12 unrelated individuals in a private offering, generating $7,000,000 in net proceeds.

As a result of the transaction with Inclusion, the Company owns all of the issued and outstanding common stock of Lotus International Holdings Limited (“Lotus”), a wholly-owned subsidiary of Inclusion, which in turn owns all of the issued and outstanding capital stock of Baichuang Information Consulting (Shenzhen) Co. Ltd (“Baichuang Consulting”). In addition, the Company effectively and substantially controls Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. (“Jiangsu Xuefeng”) through a series of captive agreements with Baichuang Consulting.

The Company conducts its operations through its controlled consolidated variable interest entity (“VIE”), Jiangsu Xuefeng.  Jiangsu Xuefeng, incorporated under the laws of the People’s Republic of China (“PRC”) in December, 2007, is primarily engaged in the sale and installation of garbage recycling equipment and provides improvement and upgrading services of garbage recycling processing technology and equipment.

In October, 2012, Baichuang Consulting (the “WFOE”), a wholly-owned subsidiary of Lotus, entered into a series of contractual arrangements (the “VIE Agreements”). The VIE Agreements include (i) an Exclusive Technical Service and Business Consulting Agreement; (ii) a Proxy Agreement, (iii) Share Pledge Agreement and, (iv) Call Option Agreement with the stockholders of Jiangsu Xuefeng.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

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

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The consolidated financial statements for the three months ended August 31, 2015 and 2014 include China Xuefeng Environmental Engineering Inc., and its wholly owned subsidiaries, Inclusion, Lotus and Baichuang Consulting and its VIE, Jiangsu Xuefeng.  All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

The unaudited interim consolidated financial statements of the Company as of August 31, 2015 and for the three months ended August 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three months ended August 31, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending May 31, 2016.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITY (CONTINUED)

The following financial statement amounts and balances of Jiangsu Xuefeng have been included in the accompanying consolidated financial statements.

ASSETS	August 31, 2015	May 31, 2015
	(Unaudited)
Current assets:
Cash	$15,597,246	$26,166,628
Account receivables	2,111,863	-
Advances	2,625,840	-
Prepaid expenses	54,080	97,526

Total current assets	20,389,037	26,264,154

Fixed assets, net	182,216	16,118

Account Receivable-non-current	6,681,205	-

TOTAL ASSETS	$27,252,458	$26,280,272

LIABILITIES

Current liabilities:
Due to China Xuefeng Environmental Engineering, Inc. (1)	$6,800,707	$7,105,281
Payable to WFOE(2)	10,957,378	9,418,509
Accounts payable	498,385
Deferred revenue	1,688,040	2,204,550
Taxes payable	741,213	516,371
Loan from stockholder	297,678	297,678
Accrued liabilities	39,846	17,310

Total current liabilities		19,599,699

TOTAL LIABILITIES	$21,023,247	$19,599,699

(1)
Due to China Xuefeng Environmental Engineering, Inc. is for the proceeds from the sale of common stock which proceeds were received by Jiangsu Xuefeng for 14,000,000 common shares issued by China Xuefeng Environmntal Engineering, Inc. on March 19, 2013 at $0.50 each (approximately US$7,000,000).

(2)
Payable to WFOE represents outstanding amounts due to Baichuang Information Consulting (Shenzhen) Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Jiangsu Xuefeng in exchange for 95% of Jiangsu Xuefeng’s net income and additional monthly payments of RMB 100,000 (approximately US$16,130). During the three months ended August 31, 2015 and 2014, Jiangsu Xuefeng did not make any payment to the WOFE.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITY (CONTINUED)

	For The Three Months Ended August 31,
	2015	2014

Revenue	$10,865,073	$875,880

Net income (3)	$1,770,152	$530,082

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE, which is not reflected above.

	For The Three Months Ended August 31,
	2015	2014

Net cash (used in) provided by operating activities	$(9,650,785)	$581,497
Net cash (used in) investing activities	(178,100)	-
Net cash provided by financing activities	-	56,000
Effect of exchange rate changes on cash	(740,497)	36,059

Net (decrease) increase in cash	$(10,569,382)	$673,556

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

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	August 31, 2014	May 31, 2015	August 31, 2014

Balance sheet items, except for stockholders’ equity, as of period end	0.1563	0.1633	N/A

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows	0.1613	N/A	0.1622

For the three months ended August 31, 2015 and 2014, foreign currency translation adjustments of $(1,020,938) and $34,503, respectively, have been reported as other comprehensive income.  Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

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

The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions.  Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US dollar reporting. During August, 2015, the PRC devalued its currency by approximately 3.0%.

REVENUE RECOGNITION

Revenues are primarily derived from selling garbage processing equipment, providing garbage recycling processing system technology support, renovation and upgrade services and patent licensing to customers.  The Company’s revenue recognition policies comply with FASB ASC 605 “Revenue Recognition.”  In general, the Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the products or services have been delivered or performed and collectability of the resulting receivable is reasonably assured.

Sales-Type Leases

The Company entered into a sales-type lease arrangement with a customer for financing of their purchase of garbage processing equipment. The arrangement with the customer has a fixed term of three years. Revenue from the sale of the equipment is recognized at the inception of the lease. The annual interest rate is 5.25%. In connection with this arrangement, the Company recognized revenue of $9,848,883 less the cost of the equipment of $7,939,055, resulting in a profit of $1,909,828. Future minimum collections for the years ended May 31  are as follows:

Year Ending
May 31,	Amount

2016	$2,109,031
2017	2,872,862
2018	3,026,682
2019	781,661

$8,790,236

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

The customer is responsible for repair services when necessary.  The out of pocket expenses for the repair services will be charged separately to the customer by the Company.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

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

Multiple Elements

The Company determined that its improvement and upgrade services are individually a separate unit of accounting.  In determining whether the improvement and upgrade services has standalone value, the Company considered factors including the availability of similar services from other vendors, its fee structure based on inclusion and exclusion of the service, and its marketing and delivery of the services.  The Company uses the vendor-specific objective evidence to determine the selling price for its improvement and upgrade services when sold in multiple-element arrangements.  Although not yet being sold separately, the price established by the management has the relevant authority.

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

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

ADVANCES

Advances represent down payments for the purchase of garbage processing equipment to be sold.

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

DEFERRED REVENUE

Deferred revenue includes payments received for patent licensing fees. These payments received, but not yet earned, are recognized as deferred revenue in the consolidated balance sheets.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  As of August 31, 2015, there are no differences between the basis of assets and liabilities for financial statements and income tax purposes and, as a result, there are no deferred income taxes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of August 31, 2015 and May 31, 2015, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company, its subsidiaries and the VIE operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 34%.  No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three months ended August 31, 2015 and 2014.

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

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  For the three months ended August 31, 2015 and 2014, advertising expense was $183,076 and $11,354, respectively.

STATUTORY RESERVE FUND

Pursuant to corporate law in the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  For the three months ended August 31, 2015 and 2014, a statutory reserve of $179,315 and $53,009, respectively, was required to be allocated by the Company.

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update). ASU 2015-15 is being issued to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment is effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

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

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of May 31, 2015 and 2014, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, prepaid expenses, deferred revenues, taxes payable and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

NOTE 5.   FIXED ASSETS

Fixed assets are summarized as follows:

	May 31, 2015	May 31, 2014

Computers and equipment	$52,408	$31,971
Vehicle	90,536	15,301
Production equipment	74,882	-
Furniture and fixtures	12,647	13,213

	230,473	60,486
Less: Accumulated depreciation	(48,257)	(44,368)
	$182,216	$16,118

For the three months ended August 31, 2015 and 2014, depreciation expense was $5,975 and $3,635, respectively.

NOTE 6.   INCOME TAXES

The provision for income taxes consisted of the following:

	For the Three Months Ended August 31,
	2015	2014

Current	$597,718	$176,694
Deferred	-	-

	$597,718	$176,694

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

NOTE 6.   INCOME TAXES (CONTINUED)

The expected tax rate for income in the PRC is 25% which is the same as the effective tax rate for the periods presented.

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

NOTE 7.   RELATED PARTY TRANSACTIONS

On August 5, 2012, the Company entered into an agreement to lease the rights of a patent on garbage recycling processing technology from Li Yuan, one of the Company’s stockholders.  Under the current terms, the Company is required to pay a fee of $12,904 (RMB 80,000) each month for five years from September 2012 to August 2017.  The related prepaid patent leasing fees of $50,016 and $91,448 are included in prepaid expenses on the consolidated balance sheets as of August 31, 2015 and May 31, 2015 respectively.

The remaining payments for the patent rights are as follows:

Year Ending
May 31,	Amount

2016	$64,520
2017	154,848
2018	38,712

$258,080

The Company obtained a demand loan from Li Yuan, a stockholder which is non-interest bearing.  The total loan of approximately $371,000 represents $292,000 of expenses paid by the stockholder and payments of approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. The balance is reflected as loan from stockholder as of August 31, 2015 and May 31, 2015.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

NOTE 8.   LEASES

The Company leases office space under a one-year operating lease from an unrelated third party, which expires on March 31, 2016.  The lease requires the Company to prepay the rental for one year of $7,204 (RMB 44,664).  The related prepayments of $4,072 and $6,078 are included in prepaid expenses on the consolidated balance sheets as of August 31, 2015 and May 31, 2015, respectively.  The lease provides for renewal options.  Rent expense for the three months ended August 31, 2015 and 2014 was $1,801 and $1,811, respectively.  There is no minimum future rental commitment under the lease.

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

According to the sales-type leasing arrangement, the Company can be held responsible for all losses of the customer due to poor quality of the garbage processing equipment.

NOTE 10. VULNERABILITY DUE TO OPERATIONS IN PRC

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

NOTE 11.   CONCENTRATION OF CREDIT AND BUSINESS RISK

Cash and cash equivalents

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

During the three months ended August 31, 2015, one customer individually accounted for 91% of total revenue. During the three months ended August 31, 2014, no customer individually counted more than 10% of total revenue.

	For the Three Months Ended		For the Three Months Ended
	August 31, 2015		August 31, 2014
	Amount %		Amount	%

CUSTOMER 1	$9,848,883	91%	*	*

* No customers accounted for 10% or more of revenues.

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

The condensed financial information of the Company’s US parent only balance sheets as of August 31, 2015, and the US parent company only statements of income, and cash flows for the three months ended August 31, 2015 and 2014 are as follows:

Condensed Balance Sheets

ASSETS	August 31, 2015	May 31, 2015
	(Unaudited)

Investment in subsidiaries and VIE	$23,490,215	$22,818,109

TOTAL ASSETS	$23,490,215	$22,818,109

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

Condensed Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	August 31, 2015	May 31, 2015
	(Unaudited)

Current liabilities:

Loan from stockholder	$376,678	$376,678
Accrued liabilities	59,000	36,000

Total current liabilities	435,678	412,678

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 55,200,000 shares issued and outstanding	55,200	55,200
Additional paid-in capital	11,389,049	11,389,049
Retained earnings	11,610,288	10,961,182

Total stockholders’ equity	23,054,537	22,405,431

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,490,215	$22,818,109

Condensed Statements of Income

	For The Three Months Ended August 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenues:
Share of earnings from investment in subsidiaries and VIE	$1,705,165	$2,929,120

Operating expenses:
General and administrative	23,000	123,000

Net income	$1,682,165	$2,806,120

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

Condensed Statements of Cash Flows

	For The Three Months Ended August 31,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,682,165	$2,806,120
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(1,659,165)	(2,929,120)
Increase in accrued liabilities	23,000	50,136

Net cash (used by) operating activities	-	(72,864)

Cash flows from financing activities:
Repayment of stockholder loan	-	72,864

Net cash (used by) financing activities	-	72,864

Net increase in cash	-	-
Cash, beginning of year	-	-

Cash, end of year	$-	$-

Noncash financing activities:
Payment of accrued liabilities by shareholder	$-	$72,864

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances.  The restricted net assets of the Company’s PRC subsidiary and VIE amounted to $23,490,215 and $22,818,109 as of August 31, 2015 and May 31, 2015, respectively.

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

Overview

We are in the business of providing services to optimize garbage-recycling processes. We utilize our licensed patented technology of “comprehensive and harmless garbage-processing equipment” to upgrade software systems and reconstruct hardware for our clients and therefore expand the sorting scope and capacity of our clients’ garbage recycling equipment. We also started to have manufactured and sell garbage-processing equipment during the three months ended August 31, 2015. We conduct our operations through our controlled consolidated affiliate Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. (“Jiangsu Xuefeng”)

Our Services

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

The licensed Patented technology of “harmless and comprehensive garbage processing equipment” provided by Jiangsu Xuefeng to its customers has a high garbage processing capacity and stable operation capacity. It is the first modern system equipment in China to use DCS (Distributed Control System) centralized control, by which mechanical automation will be realized for the comprehensive treatment of life garbage. Its core technology is to organically integrate the anaerobic digestion and aerobic fermentation of the garbage process, degrade and transform the organic matter of domestic waste, effectively sort out the garbage and recycle all kinds of materials, to eventually realize the true waste resource utilization and harmless utilization rate, approaching 100%. The resource recovery products, biogas, can not only be used for meeting the needs of the plant itself, but also for sale outside the company, which greatly improves the efficiency of the garbage processing equipment, decreases production costs, and increases the recovery return of garbage processing.

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

After we complete the internal system upgrade and hardware equipment improvements of the garbage equipment, we deliver the upgraded equipment to the customers. The customers will conduct an inspection and performance testing of the upgraded equipment within one month pursuant to the contract to inspect whether the internal control system and the hardware structure can operate steadily and achieve the expected results. The inspection includes the following: whether the quality of the equipment and accessories after improvement can match the licensed patented technology and process various kinds of garbage, whether the various garbage systems can process automatically, and whether the daily garbage processing capacity reaches the expected results per the contract. If during the performance testing period, the performance achieved meets the requirements of the contract are achieved, it would be deemed that we have fully executed the contract.

When we complete the upgrading service for a client, we go through the acceptance check and commissioning of the company in accordance with the contract, to make sure that the services provided met the expectations of the client. After that, we are not subject to any additional services. The revenue we generated belongs to the service class income, with the main cost being the salaries of the staff and the leasing fees for the patent, whereas the hardware and software equipment, as well as the material used in the upgrading process are the responsibility of the client.

Sale of Garbage Processing Unit

In addition to the optimization and upgrading service we provide to our clients for their garbage process equipment, we also started to manufacture and sell garbage-processing equipment since May 2015. We completed our first sale of the equipment on May 7, 2015 as we sold two units to a local state-owned municipal waste processing facility. Company has also been actively negotiating with foreign local governments in neighboring governments and plans to market its equipment to other foreign governments.

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

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal three months, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Three Months Ended August 31, 2015 compared to the Three Months Ended August 31, 2014

The following table sets forth in U.S. dollars, key components of our unaudited results of operations for the three months ended August 31, 2015and 2014, and the percentage change between 2015and 2014.

	Three Months Ended August 31,
	2015	2014	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$10,865,073	$875,880	1,140%
Cost of revenue	(8,103,499)	(75,901)	10,576%
Gross profit	2,761,574	799,979	245%
Selling expenses	252,257	23,802	960%
General and administrative expenses	162,967	87,416	86%
Total operating expenses	415,224	111,218	273%
Operating income	2,346,350	688,761	241%
Interest income	21,520	18,015	19%
Income before provision for income taxes	2,367,870	706,776	235%
Provision for income taxes	597,718	176,694	238%
Net income	1,770,152	530,082	234%
Noncontrolling interests	(87,987)	(24,834)	254%
Net income attributable to common stockholders	$1,682,165	$505,248	233%

Revenue.

We provide improvement and upgrading services for garbage processing equipment to our customers. This is a one-time service. We also license our patent to our customers. The patent licensing is limited to five years with payments due annually in advance. For the three months ended August 31, 2015, we started to produce and sell the garbage processing equipment to our customers.

Our revenue for the three months ended August 31, 2015 increased by $10,865,073 or 1,140% compared to the revenue for the three months ended August 31, 2014. The primary reason for the significant increase in revenue was mainly due to the commencement of sales of garbage processing equipment. The following table sets forth our revenue for the three months ended August 31, 2015 and 2014:

	Three months Ended August 31,
	2015	2014	Percentage
	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$-	$-	0%
Patent Leasing	1,016,190	875,880	16%
Sales type leases	9,848,883	-	100%
Total	$10,865,073	$875,880	1,140%

Improvement and Upgrading Services

For the three months ended August 31, 2015 and 2014, no improvement and upgrading services revenue was generated. We may have such revenue in the future but we focused on having manufactured and sales of garbage processing equipment for the three months ended August 31, 2015.

Patent Licensing

For the three months ended August 31, 2015, revenue from patent licensing was generated from 14 unrelated customers totaling $1,016,190. As all the customers were signed in a prior year, the patent licensing revenue was recognized for the whole quarter. For the three months ended August 31, 2014, revenue from patent licensing was generated from 12 unrelated customers totaling $875,880.

Sales Type Lease

For the three months ended August 31, 2015, we started to sell garbage processing systems. The system was sold at $4,924,442 each excluding VAT. For the three months ended August 31, 2015, we sold 2 garbage processing system to one customer. 20% of the sales price was received upon acceptance. We will receive the remaining outstanding balance quarterly in the subsequent three years. The present value of the remaining payments is based on 5.25% annual interest rate for the three years. The 20% received on acceptance of the system plus the present value of the remaining payments was recognized as revenue because it was classify as a sales type lease under U.S GAAP. For the three months ended August 31, 2015, the total sales type lease revenue excluding VAT was $9,848,883. For the three months ended August 31, 2014, we didn’t have any  revenue from the sale of these systems.

Cost of Revenues.

Our cost of revenues increased to $8,103,499 for the three months ended August 31, 2015 from $75,901 for the three months ended August 31, 2014, which represented an increase of 1,576%.  The increase was primarily attributable to  the purchase of the garbage processing systems sold. For patent licensing revenue, the cost primarily consists of fees paid to the related party for licensing the patent, employees’ salaries and training expenses. For sales type lease revenue, the cost primarily consists of outsourcing manufacturing cost which approximately represented 74% of sales price. In addition, the cost of the garbage processing systems also includes raw material we ourselves spend for assembling, labor and electricity, etc.

Gross Profit.

Our gross profit increased to $2,761,574 for the three months ended August 31, 2015 from $799,979 for the three months ended August 31, 2014. However, our gross profit ratio was reduced significantly due to the production of the garbage processing systems sold. The gross profit ratio for three months ended August 31, 2015 and 2014 is 25% and 91%, respectively.

Selling and Marketing Expenses.

Our selling and marketing expenses increased to $252,257 for the three months ended August 31, 2015 from $23,802 for the three months ended August 31, 2014 which represented an increase of 960%.Our selling and marketing expenses were primarily comprised of sales employees’ salaries, advertising expenses, training expenses and travelling expenses. The increase is was mainly due to the increase in advertising expenses. Our advertising expenses increased to $183,076 for the three months ended August 31, 2015 from $11,354 for the three months ended August 31, 2014. In addition, employees’ salaries were increased as well.

General and Administrative Expenses.

Our general and administrative expenses increased to $162,967 for the three months ended August 31, 2015 from $87,416 for the three months ended August 31, 2014, representing an 86% increase. Our general and administrative expenses were primarily comprised of employees’ salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees. General and administrative expenses increased significantly due to employees’ salary increases, travelling expenses and entertainment expenses that increased significantly.

Interest

Despite our large cash balances, the interest income generated for the three months ended August 31, 2015 was nominal for principally two reasons: the bank’s current deposit interest rate is very low, and the annual interest rates float up or down within a 0.35% range; The interest income reported in our financial statements is the net interest after deducting bank service charges.

Provision for Income Taxes.

Our provision for income taxes increased to $597,718 for the three months ended August 31, 2015 from $176,694 for the three months ended August 31, 2014. Our effective tax rate for the three months ended August 31, 2015 and 2014 was approximately the statutory rate of 25%. Our tax filings for the calendar year ended December 31, 2014 were examined by the PRC tax authorities in May 2015. Our prior filings were accepted and no adjustments were proposed. The increase in the provision for income taxes was primarily due to the increase in our income.

Net Income.

For the three months ended August 31, 2015 and 2014, we generated net income of $1,770,152 and $530,082, respectively.  This represented an increase in net income of $1,240,070 or 234% from the three months ended August 31, 2014. The entrusted management agreements assign to Baichuang Consulting 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a “non-controlling interest” of $87,987 and $24,834 for the three months ended August 31, 2015 and 2014, respectively, before recognizing net income attributable to the common stockholders of the Company.  After the “non-controlling interest”, our net income attributable to the common stockholders' of the Company for the three months ended August 31, 2015 and 2014 was $1,682,165 and $505,248, representing $0.03 and $0.01 per share, respectively.

Foreign Currency Translation Adjustment.

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Equity transactions are recorded at their historical amounts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended August 31, 2015, a foreign currency gain (loss) of $(1,070,384) and $36,269, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. The foreign currency loss was mainly due to the PRC government devaluing the Renminbi their currency by approximately 3.0%.

Liquidity and Capital Resources

As of August 31, 2015, we had cash and cash equivalents of $15,793,562, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from operations.

To date, we have financed our operations primarily through cash flows from operations. We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Operating activities

Net cash used by operating activities was $9,340,598 for the three months ended August 31, 2015, as compared with the net cash provided by operating activities of $578,842 for the three months ended August 31, 2014. For the three months ended August 31, 2015, the increase in accounts receivable of $8,793,067 and the increase in advances to the manufacturer of the garbage processing systems of $2,625,840 which caused the difference between the net cash used by operating activities and the net income. For the three months ended August 31, 2014, the net income had an immaterial difference with the net cash provided by operating activities.

Investing activities

We spent $178,100 and $0 for the three months ended August 31, 2015 and 2014, respectively, for equipment purchases.

Financing activities

For the three months ended August 31, 2015, we had no cash financing activities.

For the three months ended August 31, 2014, the net cash provided by financing activities represented a net increase in the stockholder loan of $56,000. The net proceeds from the stockholder loans were utilized for professional services in the United States.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Transfer of Cash
 All of our revenues are earned by Jiangsu Xuefeng, our PRC variable interest entity. PRC regulations restrict the ability to make dividend and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends only out of accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC entities are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the allocation reaches 50% of its registered capital. The statutory reserve fund can only be used for specific purposes and is not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our entities to transfer funds could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

(3) Raised capital - joint venture: Lotus International could inject the funds into Jiangsu Xuefeng by complying with the provisions of the PRC Sino-Foreign Equity Joint Venture Law. To accomplish this capital transfer, we would be required to apply to the Chinese government for approval to convert Jiangsu Xuefeng into an equity joint venture, in which Lotus International (HK company) would be its equity joint venture partner. If approved, Lotus International would then own a portion of the equity in Jiangsu Xuefeng, and the VIE agreements between Jiangsu Xuefeng and Baichuang Consulting (WFOE) would be modified accordingly to reduce the portion of net income payable by Jiangsu Xuefeng to Baichuang Consulting.

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

(2) According to the provisions of the Service Fee in Article 3 of the Exclusive Technology Service and Business Consulting Agreement, a monthly management fee of approximately $16, 000 will be paid to Baichuang Consulting, and in turn Baichuang Consulting will be in compliance with the provisions of the PRC Foreign-Owned Enterprise Law and transfer this income to Lotus International (HK company) for the purpose of profit distribution.

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

Recent Accounting Pronouncements

In March 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification of debt issuance costs presentation by presenting them in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. This accounting standard update is not expected to have any impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.   The FASB has delayed the effective date until periods beginning after December 2017. Companies are permitted to adopt this new rule following either a full or modified retrospective approach.  Early adoption is not permitted.  The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

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

A critical accounting policy that could have a material effect on the Company’s financial statements is the determination that the Company is the primary beneficiary of Jiangsu Xuefeng, its VIE.  Should this determination change or the VIE agreements become not in compliance or enforceable under PRC law, it could result in the deconsolidation of the VIE.

Another critical accounting policy that could have a material effect on the company’s financial statements is the accounting for the sale of the garbage processing systems as sales-type leases and the present valuing of the remaining for the payments. Should the accounting for these type of leases change in the future, it could have a material effect on how this type of transactions are recognized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, for the reasons set forth below, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2015, the Company determined that there were control deficiencies that constituted the following material weaknesses:

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

In accordance with SEC Release 33-8238, Exhibits 31.2 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

China Xuefeng Environmental Engineering Inc.

Date: October 20, 2015	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: October 20, 2015	By:	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)