Form 10-Q
period 2015-11-30
China Xuefeng Environmental Engineering Inc.
filed 2016-01-14
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2015
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

+86 (527) 8437-0508
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 11, 2016, there were 55,200,000 outstanding shares of common stock of the registrant, par value $0.001 per share.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.
QUARTERLY REPORT ON FORM 10-Q

NOVEMBER 30, 2015

CERTAIN USAGE OF TERMS

Except as otherwise indicated by the context, references in this report to "we," "us," "our," "our Company," or "the Company" are to the combined business of China Xuefeng Environmental Engineering Inc.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "anticipate," "predict," "project," "forecast," "potential," "continue" negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
Consolidated Financial Statements for the Three and
Six Months Ended November 30, 2015 and 2014

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2015 AND 2014

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	November 30,	May 31,
ASSETS	2015	2015
	(Unaudited)

Current assets:
Cash	$6,868,119	$26,373,379
Accounts receivable	4,184,112	-
Inventory	194,070	-
Advances	6,368,880	-
Prepaid expenses	15,798	98,510

Total current assets	17,630,979	26,471,889

Fixed assets, net	4,010,405	16,118

Accounts receivable-non-current	8,241,431	-

TOTAL ASSETS	$29,882,815	$26,488,007

See accompanying notes to the consolidated financial statements

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $)
	November 30,	May 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2015	2015
	(Unaudited)

Current liabilities:
Accounts payable	$1,101,223	$-
Deferred revenues	1,831,573	2,204,550
Taxes payable	531,839	652,386
Loan from stockholder	419,405	380,073
Accrued liabilities	94,810	53,310
Total current liabilities	3,978,850	3,290,319

Security deposit payable	624,400	-

TOTAL LIABILITIES	4,603,250	3,290,319

Stockholders' equity:

Common stock, $0.001 par value per share, 75,000,000 shares authorized; 55,200,000 shares issued and outstanding	55,200	55,200
Additional paid-in capital	11,389,049	11,389,049
Statutory reserve fund	1,400,512	1,077,045
Retained earnings	12,006,640	9,301,878
Other comprehensive income	(483,957)	582,259

Stockholders' equity before noncontrolling interests	24,367,444	22,405,431
Noncontrolling interests	912,121	792,257

Total stockholders' equity	25,279,565	23,197,688

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,882,815	$26,488,007

See accompanying notes to the consolidated financial statements

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)
	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014

Revenue:
Sales	$6,219,910	$879,120	$17,084,983	$1,755,000
Lease equipment	45,327	-	45,327	-

Total revenue	6,265,237	879,120	17,130,310	1,755,000

Cost of goods sold:
Cost of sales	(3,948,913)	(78,916)	(12,052,412)	(154,817)
Depreciation expenses for leased equipment	(21,721)	-	(21,721)	-

Total cost of goods sold	(3,970,634)	(78,916)	(12,074,133)	(154,817)

Gross profit	2,294,603	800,204	5,056,177	1,600,183

Operating expenses
Selling and marketing	309,062	26,810	561,319	50,612
General and administrative	170,649	94,261	333,616	181,677

Total operating expenses	$479,711	$121,071	$894,935	$232,289

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)
	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
Income from operations	1,814,892	679,133	4,161,242	1,367,894
Interest income	82,128	18,453	103,648	36,468

Income before provision for income taxes	1,897,020	697,586	4,264,890	1,404,362
Provision for income taxes	480,504	174,403	1,078,222	351,097

Net income	1,416,516	523,183	3,186,668	1,053,265
Noncontrolling interests	(70,452)	(24,479)	(158,439)	(49,313)

Net income attributable to common stockholders	$1,346,064	$498,704	$3,028,229	$1,003,952

Earnings per common share, basic and diluted	$0.02	$0.01	$0.05	$0.02

Weighted average shares outstanding, basic and diluted	55,200,000	55,200,000	55,200,000	55,200,000

Comprehensive Income:
Net Income	$1,416,516	$523,183	$3,186,668	$1,053,265
Foreign currency translation adjustment	(34,407)	69,007	(1,104,791)	105,276

Comprehensive income	1,382,109	592,190	2,081,877	1,158,541
Comprehensive income attributable to noncontrolling interests	(69,202)	(25,932)	(119,864)	(52,532)

Net Comprehensive income attributable to common stockholders	$1,312,907	$566,258	$1,962,013	$1,106,009

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)
	For the Six Months Ended November 30,
	2015	2014

Cash flows from operating activities:
Net income	$3,186,668	$1,053,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,165	6,711
Changes in operating assets and liabilities:
(Increase) in lease receivable	(12,425,543)	-
(Increase) in inventories	(194,070)	-
(Increase) in Advances	(6,368,880)	-
Decrease in prepaid expenses	82,712	81,293
Increase in accounts payable	1,101,223	-
(Decrease) increase in deferred revenue	(372,977)	303,750
Increase in security deposit payable	624,400
(Decrease) increase in taxes payable	(120,547)	18,606
Increase (decrease) in accrued liabilities	41,500	(37,515)

Net cash (used in) provided by operating activities	(14,405,349)	1,426,110

Cash flows from investing activities:
Purchase of equipment	(4,111,942)	(3,997)

Cash flows from financing activities:
Proceeds from stockholder loan	-	84,000

Effect of exchange rate changes on cash	(987,969)	106,443

Net (decrease) increase in cash	(19,505,260)	1,612,556

Cash, beginning	26,373,379	20,629,604

Cash, end	$6,868,119	$22,242,160

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,005,057	$336,257

Noncash financing activities
Payment of accrued liabilities by shareholder in the form of loan	$36,000	$-
See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 1.   ORGANIZATION
China Xuefeng Environmental Engineering Inc. (the "Company"), formerly known as NYC Moda Inc., was incorporated under the laws of the State of Nevada on March 30, 2011.  Since its inception until the closing of the Exchange Agreement, the Company was a development-stage company.
On November 27, 2012, the Company completed a reverse acquisition transaction through a share exchange with the stockholders of Inclusion Business Limited ("Inclusion"), whereby the Company acquired 100% of the outstanding shares of Inclusion in exchange for 7,895,000 shares of its common stock, representing 76.65% of the issued and outstanding shares of common stock.  As a result of the reverse acquisition, Inclusion became the Company's wholly-owned subsidiary and the former Inclusion Stockholders became our controlling stockholders.  The share exchange transaction was treated as a reverse acquisition, with Inclusion as the acquirer and the Company as the acquired party for accounting purposes.
In November, 2012, the Company filed a certificate of amendment to its articles of incorporation to change its name from "NYC Moda, Inc." to "China Xuefeng Environmental Engineering Inc." (the "Name Change") and to initiate a 4-for-1 forward stock split (the "Forward Split") of its outstanding shares of common stock. The Name Change and the Forward Split were effective in December, 2012. Upon the effectiveness of the Forward Split, the number of outstanding shares of the Company's common stock increased from 10,300,000 to 41,200,000 shares. In March, 2013, the Company sold 14,000,000 shares of common stock to 12 unrelated individuals in a private offering, generating $7,000,000 in net proceeds.
As a result of the transaction with Inclusion, the Company owns all of the issued and outstanding common stock of Lotus International Holdings Limited ("Lotus"), a wholly-owned subsidiary of Inclusion, which in turn owns all of the issued and outstanding capital stock of Baichuang Information Consulting (Shenzhen) Co. Ltd ("Baichuang Consulting"). In addition, the Company effectively and substantially controls Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. ("Jiangsu Xuefeng") through a series of captive agreements with Baichuang Consulting.
The Company conducts its operations through its controlled consolidated variable interest entity ("VIE"), Jiangsu Xuefeng.  Jiangsu Xuefeng, incorporated under the laws of the People's Republic of China ("PRC") in December, 2007, is primarily engaged in the sale and installation of garbage recycling equipment and provides improvement and upgrading services of garbage recycling processing technology and equipment.
In October, 2012, Baichuang Consulting (the "WFOE"), a wholly-owned subsidiary of Lotus, entered into a series of contractual arrangements (the "VIE Agreements"). The VIE Agreements include (i) an Exclusive Technical Service and Business Consulting Agreement; (ii) a Proxy Agreement, (iii) Share Pledge Agreement and, (iv) Call Option Agreement with the stockholders of Jiangsu Xuefeng.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 1.   ORGANIZATION (CONTINUED)
Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, the WFOE provides technical support, consulting, training, marketing and operational consulting services to Jiangsu Xuefeng. In consideration for such services, Jiangsu Xuefeng has agreed to pay an annual service fee to the WFOE of 95% of Jiangsu Xuefeng's annual net income and an additional payment of approximately US$15,910 (RMB 100,000) each month. The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.
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
Share Pledge Agreement: Pursuant to the Share Pledge agreement, each of the stockholders pledged their shares in Jiangsu Xuefeng to the WFOE, to secure their obligations under the Exclusive Technical Service and Business Consulting Agreement. In addition, the stockholders of Jiangsu Xuefeng agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their interests in Jiangsu Xuefeng that would affect the WFOE's interests. This Agreement remains effective until the obligations under the Exclusive Technical Service and Business Consulting Agreement, Call Option Agreement and Proxy Agreement have been fulfilled or terminated.
As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth as follows:

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
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
10%
90%
Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF ACCOUNTING AND PRESENTATION
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The consolidated financial statements for the three and six months ended November 30, 2015 and 2014 include China Xuefeng Environmental Engineering Inc., and its wholly owned subsidiaries, Inclusion, Lotus and Baichuang Consulting and its VIE, Jiangsu Xuefeng.  All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
BASIS OF ACCOUNTING AND PRESENTATION (CONTINUED)
The unaudited interim consolidated financial statements of the Company as of November 30, 2015 and for the three and six months ended November 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Form 10-K filed with the SEC. The results of operations for the three and six months ended November 30, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending May 31, 2016.
All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars ("US Dollar" or "US$" or "$").
VARIABLE INTEREST ENTITY
Pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation" ("ASC 810"), the Company is required to include in its consolidated financial statements, the financial statements of its variable interest entities ("VIEs").  ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns.  VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.
Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE's economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.  The reporting entity's determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de facto agents, have the unilateral ability to exercise those rights.  Jiangsu Xuefeng's actual stockholders do not hold any kick-out rights that affect the consolidation determination.
Through the VIE agreements disclosed in Note 1, the Company is deemed the primary beneficiary of Jiangsu Xuefeng. Accordingly, the results of Jiangsu Xuefeng have been included in the accompanying consolidated financial statements. Jiangsu Xuefeng has no assets that are collateral for or restricted solely to settle their obligations. The creditors of Jiangsu Xuefeng do not have recourse to the Company's general credit.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
VARIABLE INTEREST ENTITY (CONTINUED)
The following financial statement amounts and balances of Jiangsu Xuefeng have been included in the accompanying consolidated financial statements.
	November 30,	May 31,
ASSETS	2015	2015
	(Unaudited)
Current assets:
Cash	$6,674,265	$26,166,628

Accounts receivable	2,069,451	-
Inventories	194,071	-
Advances	6,368,880	-
Prepaid expenses	14,812	97,526

Total current assets	15,321,479	26,264,154

Fixed assets, net	4,010,405	16,118

Account receivable-non-current	10,356,092	-

TOTAL ASSETS	$29,687,976	$26,280,272

LIABILITIES

Current liabilities:
Due to China Xuefeng Environmental Engineering, Inc. (1)	$6,792,005	$7,105,281
Payable to WFOE(2)	12,831,355	9,418,509
Accounts payable	1,101,223
Deferred revenue	1,831,573	2,204,550
Taxes payable	377,219	516,371
Loan from stockholder	297,678	297,678
Accrued liabilities	46,810	17,310

Total current liabilities	23,277,863	19,599,699

Deposit payable-noncurrent	624,400	-

TOTAL LIABILITIES	$23,902,263	$19,599,699

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
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

(2)
Payable to WFOE represents outstanding amounts due to Baichuang Information Consulting (Shenzhen) Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Jiangsu Xuefeng in exchange for 95% of Jiangsu Xuefeng's net income and additional monthly payments of RMB 100,000 (approximately US$15,910).  During the six months ended November 30, 2015 and 2014, Jiangsu Xuefeng did not make any payment to the WOFE.

	For The Three Months Ended November 30,
	2015	2014
	(unaudited)	(unaudited)

Revenue	$6,265,237	$879,120

Net income (3)	$1,409,043	$440,640

	For The Six Months Ended November 30,
	2015	2015
	(unaudited)	(unaudited)

Revenue	$17,130,310	$1,755,000

Net income (3)	$3,168,785	$887,660

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
VARIABLE INTEREST ENTITY (CONTINUED)
(1)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE, which is not reflected above.

	For The Six Months Ended November 30,
	2015	2014
	(Unaudited)	(Unaudited)

Net cash (used in) provided by operating activities	$(14,686,412)	$1,470,543
Net cash (used in) investing activities	(4,111,942)	(3,997)
Net cash provided by financing activities	-	84,000
Effect of exchange rate changes on cash	(694,009)	65,798

Net (decrease) increase in cash	$(19,492,363)	$1,616,344

The Company believes that Baichuang Consulting's contractual agreements with Jiangsu Xuefeng are in compliance with PRC law and are legally enforceable.  The stockholders of Jiangsu Xuefeng are also the senior management of the Company and therefore the Company believes that they have no current interest in seeking to act contrary to the contractual arrangements.  However, Jiangsu Xuefeng and its stockholders may fail to take certain actions required for the Company's business or to follow the Company's instructions despite their contractual obligations to do so.  Furthermore, if Jiangsu Xuefeng or its stockholders do not act in the best interests of the Company under the contractual arrangements and any dispute relating to these contractual arrangements remains unresolved, the Company will have to enforce its rights under these contractual arrangements through PRC law and courts and therefore will be subject to uncertainties in the PRC legal system.  All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC.  Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures.  As a result, uncertainties in the PRC legal system could limit the Company's ability to enforce these contractual arrangements, which may make it difficult to exert effective control over Jiangsu Xuefeng, and its ability to conduct the Company's business may be adversely affected.
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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY TRANSLATION
Almost all Company assets are located in the PRC.  The functional currency for the majority of the Company's operations is the Renminbi ("RMB").  The Company uses the United States dollar ("US Dollar" or "US$" or "$") for financial reporting purposes.  The financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, "Foreign Currency Matters."
All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of the Company's financial statements are recorded as other comprehensive income (loss).
The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:
	November 30, 2015	May 31, 2015	November 30, 2014
	(Unaudited)		(Unaudited)

Balance sheet items, except for stockholders' equity, as of period end	0.1561	0.1633	N/A

Amounts included in the statements of income, statements of changes in stockholders' equity and statements of cash flows	0.1591	N/A	0.1625

For the three months ended November 30, 2015 and 2014, foreign currency translation adjustments of $(21,281) and $69,007, respectively, and for the six months ended November 30, 2015 and 2014, foreign currency translation adjustments of $(1,091,665) and $105,276, respectively, have been reported as other comprehensive income.  Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, "Exceptions to Comprehensive Recognition of Deferred Income Taxes," the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.
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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY TRANSLATION (CONTINUED)
The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions.  Any significant revaluation of the RMB may materially affect the Company's financial condition in terms of US dollar reporting.
REVENUE RECOGNITION
Revenues are primarily derived from selling and leasing garbage processing equipment, providing garbage recycling processing system technology support, renovation and upgrade services and patent licensing to customers.  The Company's revenue recognition policies comply with FASB ASC 605 "Revenue Recognition."  In general, the Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the products or services have been delivered or performed and collectability of the resulting receivable is reasonably assured.
Sales-Type Leases
The Company entered into three sales-type lease arrangements with two customers for financing of their purchase of garbage processing equipment.  The arrangements with the customers have a fixed term of three years. Revenue from the sale of the equipment is recognized at the inception of the lease.  The annual interest rate is 5.25%.  In connection with these arrangements, the Company recognized revenue of $14,555,293, and the associated cost of $11,744,343, which resulted in a profit of $2,810,950.  Future minimum collections for the years ended May 31 are as follows:

Year Ending
May 31,	Amount

2016	$2,066,515
2017	4,285,193
2018	4,514,634
2019	1,556,264

$12,422,606

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION (CONTINUED)
Operating leases
The Company entered into an operating lease arrangement with a customer for garbage processing equipment. The arrangement with the customer has a fixed term of five years with quarterly payments of $156,100. Revenue from the leasing of the equipment is recognized monthly. In addition, the lease required a security deposit on $624,400. At the end of the five years lease term, it will be determined whether the lease will be extended, leased to a new customer or returned to the Company. Future minimum payments for the years ended May 31 are as follows:

Year Ending
May 31,	Amount

2016	$312,200
2017	624,400
2018	624,400
2019	624,400
2020	624,400
2021	208,134

$3,017,934

Multiple-Element Arrangements
In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, "Multiple Deliverable Revenue Arrangements." ASU No. 2009-13 amended the guidance on arrangements with multiple deliverables under ASC 605-25, "Revenue Recognition—Multiple-Element Arrangements."  To qualify as a separate unit of accounting under ASC 605-25, the delivered item must have value to the customer on a standalone basis.  The significant deliverables under the Company's multiple-element arrangements are improvement and upgrade services and patent licensing.
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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION (CONTINUED)
The customer is responsible for repair services when necessary.  The out of pocket expenses for the repair services will be charged separately to the customer by the Company.
Patent Licensing
Patent licensing is limited to 5 years with payments due annually in advance.  The patent technology of "harmless and comprehensive garbage processing equipment" provided by the Company to its customers has high garbage processing capacity and stable operation capacity.  It is the first modern system equipment in China to use DCS (Distributed Control System) centralized control, by which mechanical automation will be realized for the comprehensive treatment of life garbage.  Its core technology is to organically integrate the anaerobic digestion and aerobic fermentation garbage process, degrade and transform the organic matter of domestic waste, effectively sort out the garbage and recycle all kinds of materials, to eventually realize the true waste resource utilization and harmless utilization, with a utilization rate approaching 100%.  The resource recovery products, biogas, not only can be used for meeting the needs of the plant itself, but also can be sold as a separate product, which greatly improves the efficiency of garbage processing of the customer's equipment, decreases production cost, and increases the recovery return of garbage processing.
Patent Licensing (Continued)
The Company's customer who pays for an upgrade and improvement fee is not required to enter into a licensing agreement to continue to use the patented technology.  If the customer does not require the garbage processing equipment to reach the level of the patented technology which can process 500 tons to 1,000 tons of garbage per day, then the customer does not need to enter into the patent licensing agreement.
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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
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
FAIR VALUE OF FINANCIAL INSTRUMENTS
FASB ASC 820, "Fair Value Measurement," defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.  The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.
CASH AND CASH EQUIVALENTS
The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.
ADVANCES
Advances represent down payments for the purchase of garbage processing equipment to be sold.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FIXED ASSETS
Fixed assets are recorded at cost, less accumulated depreciation.  Cost includes the price paid to acquire the asset, and any expenditures that substantially increase the asset's value or extends the useful life of an existing asset.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Major repairs and betterments that significantly extend the original useful life or improve productivity are capitalized and depreciated over the periods benefited.  Maintenance and repairs are generally expensed as incurred.  The estimated useful lives for fixed asset categories are as follows:
Computers and equipment	3 years
Motor vehicles	4 years
Furniture and fixtures	5 years
Investment in leased property	15 years

IMPAIRMENT OF LONG-LIVED ASSESTS
The Company applies FASB ASC 360, "Property, Plant and Equipment," which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets.  No impairment of long-lived assets was recognized for the periods presented.
DEFERRED REVENUE
Deferred revenue is advance payments received for patent licensing fees. These payments received, but not yet earned, are recognized as deferred revenue in the consolidated balance sheets.
INCOME TAXES
The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes" ("ASC 740"), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  As of August 31, 2015, there are no differences between the basis of assets and liabilities for financial statements and income tax purposes and, as a result, there are no deferred income taxes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES (CONTINUED)
ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of November 30, 2015 and May 31, 2015, the Company does not have a liability for any unrecognized tax benefits.
The income tax laws of various jurisdictions in which the Company, its subsidiaries and the VIE operate are summarized as follows:
United States
The Company is subject to United States tax at graduated rates from 15% to 34%.  No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and six months ended November 30, 2015 and 2014.
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
ADVERTISING COSTS
Advertising costs are charged to operations when incurred.  For the three months ended November 30, 2015 and 2014, advertising expense was $205,539 and $13,021, respectively. For the six months ended November 30, 2015 and 2014, advertising expense was $389,000 and $24,375, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STATUTORY RESERVE FUND
Pursuant to corporate law in the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company's registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  For the six months ended November 30, 2015 and 2014, a statutory reserve of $323,467 and $105,331, respectively, was required to be allocated by the Company.
NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for the Company beginning June 1, 2018. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.
In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update). ASU 2015-15 is being issued to clarify the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this Update are effective on August 18, 2015. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.
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
In March 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification of debt issuance costs presentation by presenting debt issuance costs in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)
NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)
In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).  This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items.  The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively.  A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  This accounting standard update will not have a material impact on the Company's consolidated financial statements.
In August 2014, the FASB issued authoritative guidance that requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. This accounting standard update is not expected to have any impact on the Company's financial statements.
NOTE 4.   FAIR VALUE MEASUREMENTS
FASB ASC 820, "Fair Value Measurement," specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:
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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 4.   FAIR VALUE MEASUREMENTS (CONTINUED)
ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of November 30, 2015 and May 31, 2015, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable, advances prepaid expenses, deferred revenues, taxes payable and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.
NOTE 5.   FIXED ASSETS
Fixed assets are summarized as follows:

	November 30, 2015	May 31, 2015
	(Unaudited)

Computers and equipment	$52,340	$31,971
Vehicle	90,420	15,302
Investment in leased property	3,936,834	-
Furniture and fixtures	12,631	13,213

	4,092,225	60,486
Less: Accumulated depreciation	(81,820)	(44,368)

	$4,010,405	$16,118

For the three and six months ended November 30, 2015 and 2014, depreciation expense was $34,190 and $3,076, respectively, $40,165 and $6,711, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)
NOTE 6.   INCOME TAXES
The provision for income taxes consisted of the following:

	For the Three Months Ended November 30,
	2015	2014
	(Unaudited)	(Unaudited)

Current	$480,504	$174,403
Deferred	-	-

	$480,504	$174,403

	For the Six Months Ended November 30,
	2015	2014
	(Unaudited)	(Unaudited)

Current	$1,078,222	$351,097
Deferred	-	-

	$1,078,222	$351,097

The expected tax rate for income in the PRC is 25% which is approximately the same as the effective tax rate for the periods presented.
The Company is required to file income tax returns in both the PRC and the United States.  PRC tax filings for the tax year ended December 31, 2014 and 2013 were examined by the PRC tax authorities in May 2015 and 2014. The tax filings were accepted and no adjustments were proposed by the PRC tax authorities.
The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service ("IRS") Form 5471, "Information Return of U.S. Persons with Respect to Certain Foreign Corporations" for the fiscal years ended May 31, 2015, May 31, 2014, April 30, 2013 and for the one month period ended May 31, 2013, a short year income tax return required to be filed as a result of the change in fiscal year.  Failure to furnish any income tax returns and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 6.   INCOME TAXES (CONTINUED)
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
NOTE 7.   RELATED PARTY TRANSACTIONS
On August 5, 2012, the Company entered into an agreement to lease the rights of a patent on garbage recycling processing technology from Li Yuan, one of the Company's stockholders.  Under the current terms, the Company is required to pay a fee of $12,728 (RMB 80,000) each month for five years from September 2012 to August 2017.  The related prepaid patent leasing fees of $12,488 and $91,448 are included in prepaid expenses on the consolidated balance sheets as of November 30, 2015 and May 31, 2015 respectively.
The remaining payments for the patent rights are as follows:

Year Ending
May 31,

2016	$76,368
2017	152,736
2018	38,184

$267,288

The Company obtained a demand loan from Li Yuan, a stockholder which is non-interest bearing.  The total loan of approximately $370,000 represents $291,000 of expenses paid by the stockholder and payments of approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. The balance is reflected as loan from stockholder as of November 30, 2015 and May 31, 2015.
NOTE 8.   LEASES
The Company leases office space under a one-year operating lease from an unrelated third party, which expires on March 31, 2016.  The lease requires the Company to prepay the rental for one year of $7,106 (RMB 44,664).  The related prepayments of $2,324 and $6,078 are included in prepaid expenses on the consolidated balance sheets as of November 30, 2015 and May 31, 2015, respectively.  The lease provides for renewal options.  Rent expense for the three and six months ended November 30, 2015 and 2014 was $1,752 and $1,818, respectively, $3,553 and $3,629, respectively.  There is no minimum future rental commitments under the lease.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 9.   CONTINGENCIES
As disclosed in Note 6, the Company is delinquent in filing certain tax returns with the U.S. Internal Revenue Service.  The Company is unable to determine the amount of penalties, if any, that may be assessed at this time.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.
The Company did not file the information reports for the years ended December 31, 2014, 2013 and 2012 concerning its interest in foreign bank accounts on form TDF 90-22.1, "Report of Foreign Bank and Financial Accounts" ("FBAR"). Not complying with the FBAR reporting and recordkeeping requirements will subject the Company to civil penalties up to $10,000 for each year it has foreign bank accounts.  The Company has not determined the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.
NOTE 10. VULNERABILITY DUE TO OPERATIONS IN PRC
The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC. The different cultures, business preferences, corruption, diverse uncertain government regulations, tax systems and currency regulations are risks impacting the Company's current operations. Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions.  There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent, effective or continue.
NOTE 11.   CONCENTRATION OF CREDIT AND BUSINESS RISK
Cash and cash equivalents
Substantially all of the Company's bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.
Major customers
For the three and six months ended November 30, 2015, the Company had one customer that accounted for 77% and 29% of sales, respectively. For the six months ended November 30, 2015, the Company had another customer that accounted for 57% of sales. These two customers account for 30% and 55% of accounts receivable at November 30, 2015. The Company had no significant customers during the three and six months ended November 30, 2014.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
The condensed financial information of the Company's US parent only balance sheets as of November 30, 2015 and May 31, 2015, and the US parent company only statements of income for the three and six months ended November 30, 2015 and 2014, and cash flows for the six months ended November 30, 2015 and 2014 are as follows:
Condensed Balance Sheets

ASSETS	November 30, 2015	May 31, 2015
	(Unaudited)

Investment in subsidiaries and VIE	$24,828,122	$22,818,109

TOTAL ASSETS	$24,828,122	$22,818,109

LIABILITIES AND STOCKHOLDERS' EQUITY	November 30, 2015	May 31, 2015
	(Unaudited)

Current liabilities:

Loan from stockholder	$412,678	$376,678
Accrued liabilities	48,000	36,000

Total current liabilities	460,678	412,678

Stockholders' equity:

Common stock, $0.001 par value; 75,000,000 shares authorized; 55,200,000 shares issued and outstanding	55,200	55,200
Additional paid-in capital	11,389,049	11,389,049
Retained earnings	12,923,195	10,961,182

Total stockholders' equity	24,367,444	22,405,431

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,828,122	$22,818,109

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)
Condensed Statements of Income
	For The Three Months Ended November 30,
	2015	2014
	(Unaudited)	(Unaudited)
Revenues:
Share of earnings from investment in subsidiaries and VIE	$1,371,064	$498,704

Operating expenses:
General and administrative	25,000	-

Net income	$1,346,064	$498,704

	For The Six Months Ended November 30,
	2015	2014
	(Unaudited)	(Unaudited)
Revenues:
Share of earnings from investment in subsidiaries and VIE	$3,076,229	$1,003,952

Operating expenses:
General and administrative	48,000	-

Net income	$3,028,229	$1,003,952

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)
Condensed Statements of Cash Flows
	For The Six Months Ended November 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$3,028,229	$1,003,952
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(3,076,229)	(1,003,952)
Increase in accrued liabilities	48,000	-

Net cash (used in) provided by operating activities	-	-

Cash flows from financing activities:
Repayment of stockholder loan	-	-

Net cash (used in) provided by financing activities	-	-

Net increase in cash	-	-
Cash, beginning of year	-	-

Cash, end of year	$-	$-

Noncash financing activities:
Payment of accrued liabilities by shareholder	$	$-
Basis of Presentation
The Company records its investment in its subsidiaries and VIE under the equity method of accounting.  Such investment is presented as "Investment in subsidiaries and VIE" in the condensed balance sheets and the U.S. parent's share of the subsidiaries and VIE's profits are presented as "Share of earnings from investment in subsidiaries and VIE" in the condensed statements of income.
Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  The parent only financial information has been derived from the Company's consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014
(UNAUDITED) (IN U.S. $)

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)
Restricted Net Assets
Under PRC laws and regulations, the Company's PRC subsidiary and VIE are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances.  The restricted net assets of the Company's PRC subsidiary and VIE amounted to $23,490,215 and $22,818,109 as of November 30, 2015 and May 31, 2015, respectively.
In addition, the Company's operations and revenues are conducted and generated in the PRC; all of the Company's revenues being earned and currency received are denominated in RMB.  RMB is subject to the foreign exchange control regulations in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC's foreign exchange control regulations that restrict the Company's ability to convert RMB into US Dollars.
Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the parent company to be filed when the restricted net assets of consolidated subsidiaries and VIE's exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.  For purposes of this test, restricted net assets of consolidated subsidiaries and VIEs shall mean that amount of the registrant's proportionate share of net assets of its consolidated subsidiaries and VIEs (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company in the form of loans, advances or cash dividends without the consent of a third party.  The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company's PRC subsidiary and VIE exceed 25% of the consolidated net assets of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

Overview

We are in the business of providing equipment and upgrade services to optimize garbage-recycling processes. We sell and lease comprehensive and harmless garbage recycling equipment. We also utilize our licensed patented technology of "comprehensive and harmless garbage-processing equipment" to upgrade software systems and reconstruct hardware for our clients and therefore expand the sorting scope and capacity of our clients' garbage recycling equipment. We also have manufactured and sell or lease garbage-processing equipment commencing during the quarter ended November 30, 2015. We conduct our operations through our controlled consolidated affiliate Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. ("Jiangsu Xuefeng")

Our Services

With the development of the urbanization in China, the amount of household garbage is growing, whereas the processing capability of garbage processing equipment cannot satisfy the increasing amount of garbage. In order to improve the processing equipment of garbage processing plants, we provide upgrades and improvements to the software systems and hardware equipment by installing various systems of our licensed patented technology "comprehensive and harmless garbage-processing equipment" into customers' equipment, and reconstruct the hardware to expand the garbage sorting scope and capacity of their equipment.

The comprehensive and harmless garbage processing equipment that we sell or lease is comprised of a waste digestion pretreatment system, methane gas power generation system, sorting processing system, bricklaying building system, leachate treatment system, DCS (distribution control system), XFET-5 ecological and water-saving toilets and excrement comprehensive processing system and various material collection systems. The equipment technology is designed and manufactured based on the complicated situation of the household garbage in China. According to the features of various garbage, the equipment utilizes the wind-force, gravity, magnetic, shape, etc. to process the garbage by the combined way of machine selecting, winnowing, magnetic separation, automatic cutting, smashing and other technological processes. The equipment has large processing capacity and can run all day. The stand-alone equipment can process 500 to 1000 tons of garbage per day. It can sort and process complicated municipal solid waste, leaving almost no pollution and no residue, reaching the "3 without" standard of no waste gas, no waste water and no waste residue.

The licensed Patented technology of "harmless and comprehensive garbage processing equipment" provided by Jiangsu Xuefeng to its customers has a high garbage processing capacity and stable operation capacity. It is the first modern system equipment in China to use DCS (Distributed Control System) centralized control, by which mechanical automation will be realized for the comprehensive treatment of life garbage. Its core technology is to organically integrate the anaerobic digestion and aerobic fermentation garbage process, degrade and transform the organic matter of domestic waste, effectively sort out the garbage and recycle all kinds of materials, to eventually realize the true waste resource utilization and harmless utilization rate, approaching 100%. The resource recovery products, biogas, can not only be used for meeting the needs of the plant itself, but also for sale outside the company, which greatly improves the efficiency of the garbage processing equipment, decreases production costs, and increases the recovery return of garbage processing.

After we sell or lease the equipment or complete the internal system upgrade and hardware equipment improvements of the clients' garbage equipment, we deliver the upgraded equipment to the customers. The customers will conduct an inspection and performance testing of the upgraded equipment within one month pursuant to the contract to inspect whether the internal control system and the hardware structure can operate steadily and achieve the expected results. The inspection includes the following: whether the quality of the equipment and accessories or after improvement can match the licensed patented technology and process various kinds of garbage, whether the various garbage systems can process automatically, and whether the daily garbage processing capacity reaches the expected results per the contract. If during the performance testing period, the performance meets the requirements of the contract, it would be deemed that we have fully fulfilled our obligations under the contract.

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
We are an "emerging growth company", or "EGC" as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, and stockholder approval of any golden parachute payments not previously approved in connection with a transaction resulting in a change of control. We expect to take advantage of these exemptions, when applicable. By taking advantage of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and the stock price may be more volatile.
While we have not yet done so, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.
We could remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.
Results of Operations

Three Months Ended November 30, 2015 compared to the Three Months Ended November 30, 2014

The following table sets forth in U.S. dollars, key components of our unaudited results of operations for the three months ended November 30, 2015 and 2014, and the percentage change between 2015 and 2014.

	Three Months Ended November 30,
	2015	2014	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$6,265,237	$879,120	613%
Cost of revenue	(3,970,634)	(78,916)	4,931%
Gross profit	2,294,603	800,204	187%
Selling expenses	309,062	26,810	1,053%
General and administrative expenses	170,649	94,261	81%
Total operating expenses	479,711	121,071	296%
Operating income	1,814,892	679,133	167%
Interest income	82,128	18,453	345%
Income before provision for income taxes	1,897,020	697,586	172%
Provision for income taxes	480,504	174,403	176%
Net income	1,416,516	523,183	171%
Less: Noncontrolling interests	(70,452)	(24,479)	188%
Net income attributable to common stockholders	$1,346,064	$498,704	170%

Revenue.

We provide improvement and upgrading services for garbage processing equipment to our customers. This is a one-time service. We also license patent to our customers. The patent licensing is limited to five years with payments due annually in advance. For the three months ended November 30, 2015, we have also been having manufactured garbage processing equipment that we sell or lease to our customers.

Our revenue for the three months ended November 30, 2015 increased by $5,386,117 or 613% compared to the revenue for the three months ended November 30, 2014. The primary reason for the significant increase in revenue was mainly due to the increase in the sales of the equipment and upgrade services of garbage processing equipment. The following table sets forth our revenue for the three months ended November 30, 2015 and 2014:

	Three months Ended November 30,
	2015	2014	Percentage
	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$477,300	$-	100%
Patent Leasing	1,036,200	879,120	18%
Sales type leases	4,706,410	-	100%
Operating leases	45,327	-	100%
Total	$6,265,237	$879,120	613%

Improvement and Upgrading Services

For the three months ended November 30, 2015, we provided improvement and upgrading services to one customer and generated revenue of $477,300. For the three months ended November 30, 2014, we didn't have such revenue. We will still focus on providing improvement and upgrading services for customers' garbage processing equipment although we are currently having manufactured and selling garbage processing equipment.

Patent Licensing

For the three months ended November 30, 2015, revenue from patent licensing was from 15 unrelated customers totaling $1,036,200. As 14 customers were licensed in the prior year and one commenced on October 1, 2015, the patent licensing revenue was recognized for the whole three months for these 14 customers. For the three months ended November 30, 2014, revenue from patent licensing was from 12 unrelated customers totaling $879,120 of which all the customers were signed before December 1, 2013.

Sales Type Lease

During the quarter ended November 30, 2015, we leased equipment for garbage processing to one customer. This sale was recognized as a sales type lease because title to the equipment will be transferred to the customer at the end of the lease. The equipment was sold for $4,706,410 before VAT. We received 20% of the selling price during the quarter ended November 30, 2015. We will receive quarterly payments of $403,053 during the following three years plus 5.25% interest. For the three months ended November 30, 2014, we didn't have any sales type lease revenue.

Operating lease

During the three months ended November 30, 2015, we signed an operating lease for a 300-ton garbage processing system. The lease period is 5 years with annual lease payments of $543,924 before VAT. The 300-ton garbage processing system was delivered and tested in the beginning of November 2015 and one month's lease payment of $45,327 was recognized. This lease is being accounted for as an operating lease because it has no renewal or purchase option. At the end of the five years, either a new lease will be negotiated or the equipment will be returned. For the three months ended November 30, 2014, we didn't have any operating lease revenue.

Cost of Goods Sold.

Our cost of revenues increased to $3,970,634 for the three months ended November 30, 2015 from $78,916 for the three month ended November 30, 2014, which represented an increase of 4,931%.  This is mainly attributable to the cost of the garbage processing equipment sold under the sales type lease. For improvement and upgrading service and patent licensing revenue, the cost primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses. In addition, the cost of the garbage processing equipment also includes various equipment and supplies necessary for assembling and installing equipment, and the deleted labor. For the operating lease revenue, the depreciation of the garbage processing equipment is also included in the cost of revenue.

Gross Profit.

Our gross profit increased to $2,294,603 for the three months ended November 30, 2015 from $800,204 for the three months ended November 30, 2014. However, our gross profit ratio was reduced significantly due to the cost of the garbage processing equipment we have manufactured. The gross profit ratio for three months ended November 30, 2015 and 2014 is 37% and 91%, respectively.

Selling and Marketing Expenses.

Our selling and marketing expenses increased to $309,062 for the three months ended November 30, 2015 from $26,810 for the three months ended November 30, 2014 which represented an increase of 1,053%. Our selling and marketing expenses were primarily comprised of sales employees' salaries, advertising expenses, training expenses and travelling expenses. This increase was mainly due to the increase in advertising expenses. Our advertising expenses increased to $205,539 for the three months ended November 30, 2015 from $13,021 for the three months ended November 30, 2014. In addition, employees' salaries increased as well.

General and Administrative Expenses.

Our general and administrative expenses increased to $170,649 for the three ended November 30, 2015 from $94,261 for the three month ended November 30, 2014, representing an 81% increase. Our general and administrative expenses were primarily comprised of employees' salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees. The increase is primarily due to the significant increase of employees' salaries, travelling expenses and entertainment expenses.

 Interest income

Despite our large cash balances, the interest income generated for the three months ended November 30, 2015 was nominal for principally two reasons: the bank's current deposit interest rate is very low, and the annual interest rates float up or down within a 0.30% range; The interest income reported in our financial statements is net after deducting bank service charges. For the three months ended November 30, 2015, our interest income also includes interest of $65,244 charged on the balance outstanding for the sales type lease for the garbage processing equipment.

Provision for Income Taxes.

Our provision for income taxes increased to $480,504 for the three months ended November 30, 2015 from $174,403 for the three months ended November 30, 2014. Our effective tax rate for the three months ended November 30, 2015 and 2014 was the statutory rate of 25%. Our tax filings for the calendar year ended December 31, 2014 were examined by the PRC tax authorities in May 2015. Our prior filings were accepted and no adjustments were proposed. The increase in the provision for income taxes was primarily due to the increase in our pre-tax income.

Net Income.

For the three months ended November 30, 2015 and 2014, we generated net income of $1,416,516 and $523,183, respectively.  This represented an increase of $893,333 or 171% from the three months ended November 30, 2014. The entrusted management agreements assign to Baichuang Consulting 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a "non-controlling interest" of $70,452 and $24,479 for the three months ended November 30, 2015 and 2014, respectively, before recognizing net income attributable to the common stockholders of the Company.  After the "non-controlling interest", our net income attributable to the common stockholders' of the Company for the three months ended November 30, 2015 and 2014 was $1,346,064 and $498,704, representing $0.02 and $0.01 per share, respectively.

Foreign Currency Translation Adjustment.

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Equity transactions are recorded at their historical amounts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended November 30, 2015, a foreign currency gain (loss) of $(34,407) and $69,007, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. The foreign currency loss was mainly due to the devaluation of the Chinese currency by approximately 3.0%.

Six Months Ended November 30, 2015 compared to Six Months Ended November 30, 2014

The following table sets forth in U.S. dollars, key components of our unaudited results of operations for the six months ended November 30, 2015and 2014, and the percentage change between 2015and 2014.

	Six Months Ended November 30,
	2015	2014	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$17,130,310	$1,755,000	876%
Cost of revenue	(12,074,133)	(154,817)	7,699%
Gross profit	5,056,177	1,600,183	216%
Selling expenses	561,319	50,612	1,009%
General and administrative expenses	333,616	181,677	84%
Total operating expenses	894,935	232,289	285%
Operating income	4,161,242	1,367,894	204%
Interest income	103,648	36,468	184%
Income before provision for income taxes	4,264,890	1,404,362	204%
Provision for income taxes	1,078,222	351,097	207%
Net income	3,186,668	1,053,265	203%
Less: Noncontrolling interests	(158,439)	(49,313)	221%
Net income attributable to common stockholders	$3,028,229	$1,003,952	202%

Revenue.

We provide improvement and upgrading services for garbage processing equipment to our customers. This is a one-time service. We also license a patent to our customers. The patent licensing is limited to five years with payments due annually in advance. For the six months ended November 30, 2015, we began having manufactured and sell or lease the garbage processing equipment to our customers.

Our revenue for the six months ended November 30, 2015 increased by $15,375,310 or 876% compared to the revenue for the six months ended November 30, 2014. The primary reason for the significant increase in revenue was mainly due to the increase in the sale of equipment and improvement and upgrade services for garbage processing equipment. The following table sets forth our revenue for the six months ended November 30, 2015 and 2014:

	Six Months Ended November 30,
	2015	2014	Percentage
	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$477,300	$-	100%
Patent Leasing	2,052,390	1,755,000	16%
Sales type leases	14,555,293	-	100%
Operating leases	45,327	-	100%
Total	$17,130,310	$1,755,000	876%

Improvement and Upgrading Services

For the six months ended November 30, 2015, we provided improvement and upgrading services to one customer and generated revenue of $477,300. For the six months ended November 30, 2014, we didn't have such revenue. We will still focus on providing improvement and upgrading services for customers' garbage processing equipment although we are currently having manufactured and selling or leasing the garbage processing equipment.

Patent Licensing

For the six months ended November 30, 2015, revenue from patent licensing was from 15 unrelated customers totaling $2,052,390. As 14 customers were licensed in the prior year and one commenced in October 1, 2015, the patent licensing revenue was recognized for the whole six months for these 14 customers. For the six months ended November 30, 2014, revenue from patent licensing was  from 12 unrelated customers totaling $1,755,000 of which all the customers were signed before December 1, 2013.

Sales Type Lease

During the six months ended November 30, 2015, we leased equipment for garbage processing to two customers. These sales were recognized as sales type leases because titles to the equipment will be transfered to the customers at the end of the lease. The equipment was sold for $14,555,293 before VAT. We received 26.6% and 20% of the selling price from the two customers during the six months ended November 30, 2015, respectively. We will receive quarterly payment of $1,209,160 during the following three years plus 5.25% interest. For the six months ended November 30, 2014, we didn't have any sales type lease revenue.

Operating lease

During the six months ended November 30, 2015, we signed an operating lease for a 300-ton garbage processing system. The lease period is 5 years with annual lease payments of $543,924 before VAT. The 300-ton garbage processing system was delivered and tested in the beginning of November 2015 and one month's lease payment of $45,327 was recognized. This lease is being accounted for as an operating lease because it has no renewal or purchase option. At the end of the five years, either a new lease will be negotiated or the equipment will be returned. For the six months ended November 30, 2014, we didn't have any operating lease revenue.

Cost of Goods Sold.

Our cost of revenues increased to $12,074,133 for the six months ended November 30, 2015 from $154,817 for the six months ended November 30, 2014, which represented an increase of 7,699%.  This is mainly attributable to the cost of the garbage processing equipment sold under the sales type lease. For improvement and upgrading service and patent licensing revenue, the cost primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses. In addition, the cost of the garbage processing equipment also includes various equipment and supplies necessary for assembling and installing equipment and the related labor. For the operating lease revenue, the depreciation of the garbage processing equipment is also included in the cost of revenue.

Gross Profit.

Our gross profit increased to $5,056,177 for the six months ended November 30, 2015 from $1,600,183 for the six months ended November 30, 2014. However, our gross profit ratio was reduced significantly due to the cost of garbage processing equipment we have manufactured. The gross profit ratio for the three months ended November 30, 2015 and 2014 are 30% and 91%, respectively.

Selling and Marketing Expenses.

Our selling and marketing expenses increased to $561,319 for the six months ended November 30, 2015 from $50,612 for the six months ended November 30, 2014 which represented an increase of 1,009%. Our selling and marketing expenses were primarily comprised of sales employees' salaries, advertising expenses, training expenses and travelling expenses. The increase was mainly due to the significant increase in advertising expenses. Our advertising expenses increased to $389,000 for the six months ended November 30, 2015 from $24,375 for the six months ended November 30, 2014. In addition, employees' salaries increased as well.

General and Administrative Expenses.

Our general and administrative expenses increased to $333,616 for the six months ended November 30, 2015 from $181,677 for the six months ended November 30, 2014, representing an 84% increase. Our general and administrative expenses were primarily comprised of employees' salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees. The increase is primarily due to significant increase of employees' salaries, travelling expenses and entertainment expenses.

Interest income

Despite our large cash balances, the interest income generated for the six months ended November 30, 2015 was nominal for principally two reasons: the bank's current deposit interest rate is very low, and the annual interest rates float up or down within a 0.30% range; The interest income reported is net after deducting bank service charges. For the six months ended November 30, 2015, our interest income also includes interest of $65,244 earned on the sales type leases.

Provision for Income Taxes.

Our provision for income taxes increased to $1,078,222 for the six months ended November 30, 2015 from $351,097 for the six months ended November 30, 2014. Our effective tax rate for the six months ended November 30, 2015 and 2014 was the statutory rate of 25%. Our tax filings for the calendar year ended December 31, 2014 were examined by the PRC tax authorities in May 2015. Our prior filings were accepted and no adjustments were proposed. The increase in the provision for income taxes was primarily due to the increase in our pre-tax income.

Net Income.

For the six months ended November 30, 2015 and 2014, we generated net income of $3,186,668 and $1,053,265, respectively.  This represented an increase in net income of $2,133,403 or 203% from the six months ended November 30, 2014. The entrusted management agreements assign to Baichuang Consulting 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a "non-controlling interest" of $158,439 and $49,313 for the six months ended November 30, 2015 and 2014, respectively, before recognizing net income attributable to the common stockholders of the Company.  After the "non-controlling interest", our net income attributable to the common stockholders' of the Company for the six months ended November 30, 2015 and 2014 was $3,028,229 and $1,003,952, representing $0.05 and $0.02 per share, respectively.

Foreign Currency Translation Adjustment.

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Equity transactions are recorded at their historical amounts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the six months ended November 30, 2015, a foreign currency gain (loss) of $(1,104,791) and $105,276, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. The foreign currency loss was mainly due to the devaluation of the Chinese currency by approximately 3.0%.

Liquidity and Capital Resources

As of November 30, 2015, we had cash and cash equivalents of $6,868,119, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from cash from operations.

To date, we have financed our operations primarily through cash flows from operations. We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Operating activities

Net cash used in operating activities was $(14,405,349) for the six months ended November 30, 2015, as compared with the net cash provided by operating activities of $1,426,110 for the six months ended November 30, 2014. For the six months ended November 30, 2015, the increase in the lease receivable of $12,425,543 and the increase in advances for equipment being manufactured of $6,368,880 mainly caused the difference between the net cash used by operating activities and the net income.  For the six months ended November 30, 2014, the net income and the increase in deferred revenue of $303,750 principally provided the cash operating activities.

Investing activities

We spent $4,111,942 and $3,997 for the six months ended November 30, 2015 and 2014, respectively, for equipment purchases. The increase for the six months ended November 30, 2015 was principally due to the purchase of garbage processing equipment of approximate $3,836,000 which we are currently leasing under the operating lease.

Financing activities

For the six months ended November 30, 2015, we did not have any cash provided by any financing activities.

For the six months ended November 30, 2014, the net cash provided by financing activities represented a net increase in the stockholder loan of $84,000. The net proceeds from the stockholder loans were utilized for the payment of professional services in the United States.

Effect of exchange rate on cash

The negative effect of the exchange rate on cash of $(987,969) was principally due to the devaluation by the PRC government of their currency. There could be further negative adjustments should the PRC government or the exchange markets further devalue the Chinese currency.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for the Company beginning June 1, 2018. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update). ASU 2015-15 is being issued to clarify the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this Update are effective on August 18, 2015. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

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

In March 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification of debt issuance costs presentation by presenting debt issuance costs in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.
In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).  This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items.  The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively.  A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  This accounting standard update will not have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued authoritative guidance that requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. This accounting standard update is not expected to have any impact on the Company's financial statements.

Critical Accounting Policies

The Company does not currently have any estimates that it believes could materially affect its financial position or results of operations in the future.

The critical accounting policy that could have a material effect on the Company's financial statements is the determination that the Company is the primary beneficiary of Jiangsu Xuefeng, its VIE.  Should this determination change or the VIE agreements become not in compliance or enforceable under PRC law, it could result in the deconsolidation of the VIE.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, for the reasons set forth below, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of August 31, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2015, the Company determined that there were control deficiencies that constituted the following material weaknesses:

●
The Company does not have a sufficient number of accounting personnel, which would provide segregation of duties within our internal control procedures to support the accurate and timely reporting of our financial results.

●	The Company's current accounting personnel lack experience and knowledge in identifying and resolving complex accounting issues under U.S. Generally Accepted Accounting Principles (GAAP).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

China Xuefeng Environmental Engineering Inc.

Date: January 14, 2016	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: January 14, 2016	By:	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)