Form 10-Q
period 2016-02-29
China Xuefeng Environmental Engineering Inc.
filed 2016-04-14
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2016
or

❒TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 12, 2016, there were 55,200,000 outstanding shares of common stock of the registrant, par value $0.001 per share.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.
QUARTERLY REPORT ON FORM 10-Q

February 29, 2016

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
Consolidated Financial Statements for the Three and
Nine Months Ended February 29, 2016 and 2015

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	February 29,	May 31,
ASSETS	2016	2015
	(Unaudited)
Current assets:
Cash	$6,639,055	$26,373,379
Accounts receivable	4,137,447	-
Prepaid VAT	1,612,979	-
Prepaid expenses	123,633	98,510

Total current assets	12,513,114	26,471,889

Fixed assets, net	12,854,789	16,118

Accounts receivable-non-current	7,002,630	-

TOTAL ASSETS	$32,370,533	$26,488,007

See accompanying notes to the consolidated financial statements

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	February 29,	May 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2016	2015
	(Unaudited)
Current liabilities:
Accounts payable	$946,123	$-
Deferred revenues	2,278,827	2,204,550
Taxes payable	747,096	652,386
Loan from stockholder	451,520	380,073
Accrued liabilities	66,067	53,310
Total current liabilities	4,489,633	3,290,319

Security deposits payable	2,075,360	-

TOTAL LIABILITIES	6,564,993	3,290,319

Stockholders' equity:
Common stock, $0.001 par value per share, 75,000,000 shares authorized; 55,200,000 shares issued and outstanding	55,200	55,200
Additional paid-in capital	11,389,049	11,389,049
Statutory reserve fund	1,510,998	1,077,045
Retained earnings	12,922,359	9,301,878
Other comprehensive income	(1,018,301)	582,259

Stockholders' equity before noncontrolling interests	24,859,305	22,405,431
Noncontrolling interest	946,235	792,257

Total stockholders' equity	25,805,540	23,197,688

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,370,533	$26,488,007

See accompanying notes to the consolidated financial statements

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED  FEBRUARY 29, 2016 AND FEBRUARY 28, 2015
(UNAUDITED) (IN U.S. $)
	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenue:
Sales	$1,808,940	$1,950,000	$18,735,911	$3,705,000
Lease income	340,667	-	394,120	-

Total revenue	2,149,607	1,950,000	19,130,031	3,705,000

Cost of goods sold:
Cost of sales	147,030	95,119	12,058,881	249,936
Depreciation expense - leased equipment	165,830	-	191,879	-

Total cost of goods sold	312,860	95,119	12,250,760	249,936
Gross profit	1,836,747	1,854,881	6,879,271	3,455,064

Operating expenses:
Selling and marketing	344,441	25,795	907,819	76,407
General and administrative	191,527	98,755	525,970	280,432
Total operating expenses	535,968	124,550	1,433,789	356,839

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED  FEBRUARY 29, 2016 AND FEBRUARY 28, 2015
(UNAUDITED) (IN U.S. $)
	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Income from operations	1,300,779	1,730,331	5,445,482	3,098,225
Interest income	161,052	18,816	267,558	55,284

Income before provision for income taxes	1,461,831	1,749,147	5,713,040	3,153,509
Provision for income taxes	371,708	437,287	1,446,510	788,384

Net income	1,090,123	1,311,860	4,266,530	2,365,125
Noncontrolling interest	(54,171)	(63,916)	(212,096)	(113,229)

Net income attributable to common stockholders	$1,035,952	$1,247,944	$4,054,434	$2,251,896

Earnings per common share, basic and diluted	$0.02	$0.02	$0.07	$0.04

Weighted average shares outstanding, basic and diluted	55,200,000	55,200,000	55,200,000	55,200,000

Comprehensive Income:
Net Income	$1,090,123	$1,311,860	$4,266,530	$2,365,125
Foreign currency translation adjustment	(553,887)	(99,691)	(1,658,678)	5,585

Comprehensive income	536,236	1,212,169	2,607,852	2,370,710
Comprehensive income attributable to noncontrolling interests	(54,171)	(60,762)	(153,978)	(113,294)
Net Comprehensive income attributable to common stockholders	$482,065	$1,151,407	$2,453,874	$2,257,416

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2016 (UNAUDITED) (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interests	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, May 31, 2015	$55,200	$11,389,049	$9,301,878	$792,257	$1,077,045	$582,259	$23,197,688

Net income	-	-	4,054,434	212,096	-	-	4,266,530
Appropriation to statutory reserve fund	-	-	(433,953)	-	433,953	-	-
Foreign currency translation adjustment	-	-	-	(58,118)	-	(1,600,560)	(1,658,678)
Balance, February 29, 2016 (Unaudited)	$55,200	$11,389,049	$12,922,359	$946,235	$1,510,998	$(1,018,301)	$25,805,540

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015
(UNAUDITED) (IN U.S. $)
	For The Nine Months Ended
	February 29, 2016	February 28, 2015

Cash flows from operating activities:
Net income	$4,266,530	$2,365,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	222,049	9,162
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(11,140,077)	-
(Increase) in prepaid VAT	(1,612,979)	-
(Increase) in prepaid expenses	(25,123)	(33,533)
Increase in accounts payable	301,197	-
Increase in deferred revenue	74,277	292,950
Increase in security deposits payable	2,075,360	-
Increase in taxes payable	94,710	193,355
Increase (decrease) in accrued liabilities	98,757	(49,830)

Net cash (used in) provided by operating activities	(5,645,299)	2,777,229

Cash flows from investing activities:
Purchase of equipment	(12,803,897)	-
Effect of exchange rate changes on cash	(1,285,128)	121,481

Net (decrease) increase in cash	(19,734,324)	2,898,710
Cash, beginning	26,373,379	20,629,604

Cash, end	$6,639,055	$23,528,314

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	1,309,525	599,383

Noncash financing activities
Payment of accrued liabilities by shareholder in the form of loan	$86,000	$120,000
Accrued capital expenditures	644,923	-

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

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
The Company conducts its operations through its controlled consolidated variable interest entity ("VIE"), Jiangsu Xuefeng.  Jiangsu Xuefeng, incorporated under the laws of the People's Republic of China ("PRC") in December, 2007, is primarily engaged in the sale, lease and installation of garbage recycling equipment and provides improvement and upgrading services of garbage recycling processing technology and equipment.
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

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
As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth as follows:

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

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
10%
90%
Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF ACCOUNTING AND PRESENTATION
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The consolidated financial statements for the three and nine months ended February 29, 2016 and February 28, 2015 include China Xuefeng Environmental Engineering Inc., and its wholly owned subsidiaries, Inclusion, Lotus and Baichuang Consulting and its VIE, Jiangsu Xuefeng.  All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
BASIS OF ACCOUNTING AND PRESENTATION (CONTINUED)
The unaudited interim consolidated financial statements of the Company as of February 29, 2016 and for the three and nine months ended February 29, 2016 and February 28, 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Form 10-K filed with the SEC. The results of operations for the three and nine months ended February 29, 2016 and February 28, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending May 31, 2016.
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
VARIABLE INTEREST ENTITY (CONTINUED)
The following financial statement amounts and balances of Jiangsu Xuefeng have been included in the accompanying consolidated financial statements.
ASSETS	February 29, 2016	May 31, 2015
	(Unaudited)
Current assets:
Cash	$6,451,426	$26,166,628
Accounts receivable	4,137,447	-
Prepaid VAT	1,612,979	-
Prepaid expenses	122,648	97,526

Total current assets	12,324,500	26,264,154

Fixed assets, net	12,854,789	16,118

Account receivable-non-current	7,002,630	-

TOTAL ASSETS	$32,181,919	$26,280,272

LIABILITIES

Current liabilities:
Due to China Xuefeng Environmental Engineering, Inc. (1)	$6,639,718	$7,105,281
Payable to WFOE (2)	12,459,429	9,418,509
Accounts payable	946,120	-
Deferred revenue	2,278,827	2,204,550
Taxes payable	583,929	516,371
Loan from stockholder	278,173	297,678
Accrued liabilities	43,067	17,310

Total current liabilities	23,229,263	19,559,699

Deposit payable-noncurrent	2,075,360	-

TOTAL LIABILITIES	$25,304,623	$19,559,699

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

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

(2)
Payable to WFOE represents outstanding amounts due to Baichuang Information Consulting (Shenzhen) Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Jiangsu Xuefeng in exchange for 95% of Jiangsu Xuefeng's net income and additional monthly payments of RMB 100,000 (approximately US$15,910).  During the nine months ended February 29, 2016 and February 28 2015, Jiangsu Xuefeng did not make any payment to the WOFE.

	For The Three Months Ended
	February 29, 2016	February 28, 2015
	(unaudited)	(unaudited)

Revenue	$2,149,607	$1,950,000

Net income (3)	$1,083,417	$1,278,288

	For The Nine Months Ended
	February 29, 2016	February 28, 2015
	(unaudited)	(unaudited)

Revenue	$19,130,031	$3,075,000

Net income (3)	$4,241,923	$2,264,580

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
VARIABLE INTEREST ENTITY (CONTINUED)
(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE, which is not reflected above.

	For The Nine Months Ended
	February 29, 2016	February 28, 2015
	(Unaudited)	(Unaudited)

Net cash (used in) provided by operating activities	$(5,651,977)	$2,902,034
Net cash (used in) investing activities	(12,803,897)	-
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash	(1,259,328)	3,938

Net (decrease) increase in cash	$(19,715,202)	$2,905,972

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

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
The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:
	February 29, 2016	May 31, 2015
	(Unaudited)

Balance sheet items, except for stockholders' equity, as of period end	0.1526	0.1633

	For The Three Months Ended
	February 29, 2016	February 28, 2015
	(Unaudited)	(Unaudited)

Amounts included in the statements of income, changes in stockholders' equity and cash flows	0.1533	0.1627

	For The Nine Months Ended
	February 29, 2016	February 28, 2015
	(Unaudited)	(Unaudited)

Amounts included in the statements of income, changes in stockholders' equity and cash flows	0.1572	0.1625

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY TRANSLATION (CONTINUED)
For the three months ended February 29, 2016 and February 28, 2015, foreign currency translation adjustments of $(553,887) and $(99,691), respectively, and for the nine months ended February 29, 2016 and February 28, 2015, foreign currency translation adjustments of $(1,658,678) and $5,585, respectively, have been reported as other comprehensive income.  Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, "Exceptions to Comprehensive Recognition of Deferred Income Taxes," the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.
Although government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.
The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions.  Any significant revaluation of the RMB may materially affect the Company's financial condition in terms of US dollar reporting. The PRC government in August 2015 devalued the RMB by approximately 3.5%.
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
Sales-Type Leases
The Company entered into three sales-type lease arrangements during the quarter ended August 31, 2015, with two customers for financing of their purchase of garbage processing equipment.  The arrangements with the customers have a fixed term of three years. Revenue from the sale of the equipment is recognized at the inception of the lease. The payments have been present valued with an annual interest rate of 5.25%. In connection with these arrangements, the Company recognized revenue of $14,381,471 for the nine months ended February 29, 2016. There were no sales during the three months ended February 29, 2016. Future minimum collections (principal and interest) for the years ending May 31 are as follows:

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION (CONTINUED)
Sales-Type Leases (Continued)
Year Ending
May 31,	Amount

2016	$1,013,581
2017	4,189,113
2018	4,413,410
2019	1,521,371

$11,137,475

Operating Leases

The Company entered into two operating lease arrangements with two customers for garbage processing equipment on December 28, 2015 and November 6, 2015, respectively. The arrangement with the customer has a fixed term of five years with quarterly payments of $152,600 and $366,240, respectively. Revenue from the leasing of the equipment is recognized monthly. In addition, the lease required a security deposit on $610,400 and $1,464,960, respectively. At the end of the five years lease term, it will be determined whether the lease will be extended, leased to a new customer or returned to the Company. Future minimum payments for the years ending May 31 are as follows:
Year Ending
May 31,	Amount

2016	$569,707
2017	2,075,360
2018	2,075,360
2019	2,075,360
2020	2,075,360
2021	1,922,760

$10,793,907
The Company entered into a new operating lease arrangement with a customer for garbage processing equipment on January 18, 2016. The arrangement with the customer has a fixed term of five years with quarterly payments of $183,120. Revenue from the leasing of the equipment is recognized monthly. In addition, the lease required a security deposit on $732,480. The equipment was not delivered and accepted during the quarter, accordingly no revenue was recognized.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

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
The Company allocates the arrangement consideration based on their relative selling prices.  Revenues for the improvement and upgrade services are recognized when completed, the performance testing is passed and the final evaluation report is provided by the customer, which generally is within 30 days, assuming all other revenue recognition criteria are met.  Revenues for patent licensing are recognized monthly over the licensing period.
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

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
INCOME TAXES
The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes" ("ASC 740"), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  As of February 29, 2016, there are no differences between the basis of assets and liabilities for financial statements and income tax purposes and, as a result, there are no deferred income taxes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES (CONTINUED)
ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of February 29, 2016 and May 31, 2015, the Company does not have a liability for any unrecognized tax benefits.
The income tax laws of various jurisdictions in which the Company, its subsidiaries and the VIE operate are summarized as follows:
United States
The Company is subject to United States tax at graduated rates from 15% to 34%.  No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended February 29, 2016 and February 28, 2015.
PRC
Jiangsu Xuefeng and Baichuang Consulting are subject to an Enterprise Income Tax at 25% and file their own tax returns.  Consolidated tax returns are not permitted in China.
BVI
Inclusion is incorporated in the BVI and is governed by their income tax laws.  According to current BVI income tax law, the applicable income tax rate for the Company is 0%.
Hong Kong
Lotus is incorporated in Hong Kong.  Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.
ADVERTISING COSTS
Advertising costs are charged to operations when incurred.  For the three months ended February 29, 2016 and February 28, 2015, advertising expense was $250,804 and $12,513, respectively. For the nine months ended February 29, 2016 and February 28, 2015, advertising expense was $639,804 and $36,888, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STATUTORY RESERVE FUND
Pursuant to corporate law in the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company's registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  For the nine months ended February 29, 2016 and February 28, 2015, a statutory reserve of $433,953 and $236,517, respectively, was required to be allocated by the Company.
NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This accounting standard update is not expected to have a material impact on the Company's financial statements.
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

NOTE 4.   FAIR VALUE MEASUREMENTS (CONTINUED)
ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of February 29, 2016 and May 31, 2015, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable, deferred revenues, taxes payable and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.
NOTE 5.   FIXED ASSETS
Fixed assets are summarized as follows:
	February 29, 2016	May 31, 2015
	(Unaudited)

Computers and equipment	$52,586	$31,971
Vehicles	88,393	15,302
Investment in leased property	12,958,475	-
Furniture and fixtures	12,348	13,213

	13,111,802	60,486
Less: accumulated depreciation	(257,013)	(44,368)

	$12,854,789	$16,118
For the three and nine months ended February 29, 2016 and February 28, 2015, depreciation expense was $181,884 and $2,454, respectively, $222,049 and $9,162, respectively.
NOTE 6.   INCOME TAXES

	For The Three Months Ended
	February 29, 2016	February 28, 2015
	(Unaudited)	(Unaudited)

Current	$371,708	$437,287
Deferred	-	-

	$371,708	$437,287

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

NOTE 6.   INCOME TAXES (CONTINUED)

	For The Nine Months Ended
	February 29, 2016	February 28, 2015
	(Unaudited)	(Unaudited)

Current	$1,446,510	$788,384
Deferred	-	-

	$1,446,510	$788,384

The expected tax rate for income in the PRC is 25% which is approximately the same as the effective tax rate for the periods presented.
The Company is required to file income tax returns in both the PRC and the United States.  PRC tax filings for the tax year ended December 31, 2014 and 2013 were examined by the PRC tax authorities in May 2015 and 2014, respectively. The tax filings were accepted and no adjustments were proposed by the PRC tax authorities.
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
In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. Federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through May 31, 2015. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. Federal income taxes, interest and penalties. The tax years ended May 31, 2015, 2014 and 2013 remain open to examination by the IRS.
NOTE 7.   RELATED PARTY TRANSACTIONS
On August 5, 2012, the Company entered into an agreement to lease the patent rights on garbage recycling processing technology from Li Yuan, one of the Company's stockholders.  Under the current terms, the Company is required to pay a fee of $12,576 (RMB 80,000) each month for five years from September 2012 to August 2017.  The related prepaid patent leasing fees of $122,090 and $91,448 are included in prepaid expenses on the consolidated balance sheets as of February 29, 2016 and May 31, 2015 respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

NOTE 7.   RELATED PARTY TRANSACTIONS (CONTINUED)
The remaining payments for the patent rights are as follows:

Year Ending
May 31,	Amount

2017	$61,040
2018	36,624

$97,664

The Company obtained a demand loan from Li Yuan, a stockholder which is non-interest bearing.  The total loan of approximately $450,000 represents $371,000 of expenses paid by the stockholder and payments of approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. The balance is reflected as loan from stockholder as of February 29, 2016 and May 31, 2015.
NOTE 8.   LEASES
The Company leases office space under a one-year operating lease from an unrelated third party, which expires on March 31, 2016.  The lease requires the Company to prepay the rental for one year of $7,021 (RMB 44,664).  The related prepayments of $585 and $6,078 are included in prepaid expenses on the consolidated balance sheets as of February 29, 2016 and May 31, 2015, respectively.  The lease provides for renewal options.  Rent expense for the three and nine months ended February 29, 2016 and February 28, 2015 was $1,712 and $1,814 respectively, $5,266 and $5,443, respectively.
The Company entered into a new lease agreement with an unrelated third party for new office space, which commenced on April 1, 2016 and expires on March 31, 2019.  The lease requires the Company to prepay the semi-annual rental of $3,773 (RMB 24,000). The lease provides for renewal options.
Future minimum payments for the years ending May 31 are as follows:
Year Ending
May 31,	Amount

2016	$1,258
2017	7,546
2018	7,546
2019	6,288

$22,638

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

NOTE 9.   CONTINGENCIES AND COMMITMENTS
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
In February 2016, the Company entered into an agreement to have manufactured a 500 ton highly efficient organic waste disposal piece of equipment for $5,344,800 (RMB 34,000,000). Under the agreement, the Company was required to pay 60% within 30 days upon the signing of the agreement, 35% within one month after the delivery of the equipment, and the remaining 5% as retainage to be paid within the six months. The Company made the initial payment of $3,206,880 (RMB 20,400,000) on March 31, 2016.
NOTE 10.   VULNERABILITY DUE TO OPERATIONS IN THE PRC
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

NOTE 11.   CONCENTRATION OF CREDIT AND BUSINESS RISK (CONTINUED)
Major customers
For the three months ended February 29, 2016 and February 28, 2015, the Company had three different customers that accounted for 53% and 66% of revenue, respectively. For the nine months ended February 29, 2016 and February 28, 2015, the Company had two different customers and three different customers that accounted for 76% and 48% of revenue, respectively. These two customers account for 100% accounts receivable at February 29, 2016.
NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
The condensed financial information of the Company's US parent only balance sheet as of May 31, 2015, and the related statements of income and cash flows for the year ended May 31, 2015 are as follows:
Condensed Balance Sheets
ASSETS	May 31, 2015

Investment in subsidiaries and VIE	$22,818,109

TOTAL ASSETS	$22,818,109

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)
Condensed Balance Sheets (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY	May 31, 2015

Current liabilities:

Loan from stockholder	$376,678
Accrued liabilities	36,000

Total current liabilities	412,678

Stockholders' equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 55,200,000 shares issued and outstanding	55,200
Additional paid-in capital	11,389,049
Retained earnings	10,961,182

Total stockholders' equity	22,405,431

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,818,109
Condensed Statements of Income
For The Year Ended May 31,
2015

Revenues:
Share of earnings from investment in subsidiaries and VIE	$4,497,498

Operating expenses:
General and administrative	115,000

Net income	$4,382,498

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)
Condensed Statements of Cash Flows
For The Year Ended May 31,
2015

Cash flows from operating activities:
Net income	$4,382,498
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(4,497,498)
Increase in accrued liabilities	115,000

Net cash (used in) provided by operating activities	-

Net increase in cash	-
Cash, beginning of year	-

Cash, end of year	$-

Noncash financing activities:
Payment of accrued liabilities by shareholder	$147,683

Basis of Presentation
The Company records its investment in its subsidiaries and VIE under the equity method of accounting.  Such investment is presented as "Investment in subsidiaries and VIE" in the condensed balance sheet and the U.S. parent's share of the subsidiaries and VIE's profits are presented as "Share of earnings from investment in subsidiaries and VIE" in the condensed statements of income and cash flows.
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)
Restricted Net Assets
Under PRC laws and regulations, the Company's PRC subsidiary and VIE are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances.  The restricted net assets of the Company's PRC subsidiary and VIE amounted to $25,239,451 and $22,818,109 as of February 29, 2016 and May 31, 2015, respectively.
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

Overview

We are in the business of providing equipment and upgrade services to optimize garbage-recycling processes. We sell and lease comprehensive and harmless garbage recycling equipment. We also utilize our licensed patented technology of "comprehensive and harmless garbage-processing equipment" to upgrade software systems and reconstruct hardware for our clients and therefore expand the sorting scope and capacity of our clients' garbage recycling equipment. We also have manufactured and sell or lease garbage-processing equipment commencing during the three months ended February 29, 2016. We conduct our operations through our controlled consolidated affiliate Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. ("Jiangsu Xuefeng")

Our Services

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

Results of Operations

Three Months Ended February 29, 2016 compared to the Three Months Ended February 28, 2015

The following table sets forth in U.S. dollars, key components of our unaudited results of operations for the three months ended February 29, 2016 and February 28, 2015, and the percentage change between 2016 and 2015.

	Three Months Ended,
	February 29, 2016	February 28, 2015	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$2,149,607	$1,950,000	10%
Cost of revenue	(312,860)	(95,119)	229%
Gross profit	1,836,747	1,854,881	(1%)
Selling expenses	344,441	25,795	1,235%
General and administrative expenses	191,527	98,755	94%
Total operating expenses	535,968	124,550	330%
Operating income	1,300,779	1,730,331	(25%)
Interest income	161,052	18,816	756%
Income before provision for income taxes	1,461,831	1,749,147	(16%)
Provision for income taxes	371,708	437,287	(15%)
Net income	1,090,123	1,311,860	(17%)
Noncontrolling interests	(54,171)	(63,916)	(15%)
Net income attributable to common stockholders	$1,035,952	$1,247,944	(17%)

Revenue

We provide improvement and upgrading services for garbage processing equipment to our customers. This is a one-time service. We also license patent to our customers. The patent licensing is limited to five years with payments due annually in advance. For the three months ended February 29 2016 and February 28, 2015, we didn't produce and sell garbage processing equipment.

Our revenue for the three months ended February 29, 2016 increased by $199,607 or 10% compared to the revenue for the three months ended February 28, 2015. The following table sets forth our revenue for the three months ended February 29, 2016 and February 28, 2015:

	Three Months Ended,
	February 29, 2016	February 28, 2015	Percentage
	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$797,160	$1,072,500	(26%)
Patent Leasing	1,011,780	877,500	15%
Sales type lease	-	-	-%
Operating leases	340,667	-	100%
Total	$2,149,607	$1,950,000	10%

Improvement and Upgrading Services

For the three months ended February 29, 2016, we provided improvement and upgrading services to one customer and generated revenue of $797,160. For the three months ended February 28, 2015, we provided such services to three customers. We will still focus on providing improvement and upgrading services for customers' garbage processing equipment although we are currently having manufactured and selling or leasing garbage processing equipment.

Patent Licensing

For the three months ended February 29, 2016, revenue from patent licensing was from 15 unrelated customers totaling $1,011,780. As 14 customers were licensed in the prior year and one commenced on October 1, 2015, the patent licensing revenue was recognized for the whole three months for these 14 customers except one customer terminated the agreement with us on February 1, 2016. For the three months ended February 28, 2015, revenue from patent licensing was from 12 unrelated customers totaling $877,500 of which all the customers were signed before December 1, 2013.

Operating lease

During the three months ended February 29, 2016, we had three operating leases for a 300-ton and two 500-ton garbage processing system. The lease period is 5 years with annual lease payments of $628,800 and $1,509,120 (for the two 500-ton garbage processing system), respectively, before VAT. The 300-ton garbage processing system was delivered and tested in the beginning of November 2015. The two 500-ton garbage processing systems were delivered and tested in the beginning of January 2016. These leases are being accounted for as an operating lease because they have no renewal or purchase option. At the end of the five years, either a new lease will be negotiated or the equipment will be returned. For the three months ended February 28, 2015, we didn't have any operating lease revenue.

Cost of Revenues

Our cost of revenues increased to $312,860 for the three months ended February 29, 2016 from $95,119 for the three month ended February 28, 2015, which represented an increase of 229%. Our costs of revenue relating to improvement and upgrading service and patent licensing revenue primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses. For the operating lease revenue, the depreciation of the garbage processing equipment is also included in the cost of revenue. The main reason for the increase in our cost of revenue was due to the increased number of technical personnel.

Gross Profit

Our gross profit decreased to $1,836,747 for the three months ended February 29, 2016 from $1,854,881 for the three months ended February 28, 2015, which represented a decrease of 1%. Our gross profit ratio was reduced significantly due to the increase in our cost of revenue. The gross profit ratio for three months ended February 29, 2016 and February 28, 2015 is 85% and 95%, respectively.

Selling and Marketing Expenses

Our selling and marketing expenses increased to $344,441 for the three months ended February 29, 2016 from $25,795 for the three months ended February 28, 2015, which represented an increase of 1,235%. Our selling and marketing expenses were primarily comprised of sales employees' salaries, advertising expenses, training expenses and travelling expenses. This increase was mainly due to the increase in advertising expenses. Our advertising expenses increased to $250,804 for the three months ended February 29, 2016 from $12,513 for the three months ended February 28, 2015. In addition, employees' salaries increased as well.

General and Administrative Expenses

Our general and administrative expenses increased to $191,527 for the three ended February 29, 2016 from $98,755 for the three month ended February 28, 2015, representing an 94% increase. Our general and administrative expenses were primarily comprised of employees' salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees. The increase is primarily due to the significant increase of employees' salaries, travelling expenses and entertainment expenses.

Interest income

Despite our large cash balances, the interest income generated for the three months ended February 29, 2016 was nominal for principally two reasons: the bank's current deposit interest rate is very low, and the annual interest rates float up or down within a 0.30% range; The interest income reported in our financial statements is net after deducting bank service charges. For the three months ended February 29, 2016, our interest income also includes interest earned of $153,863 charged on the balance outstanding for the sales type leases for the garbage processing equipment.

Provision for Income Taxes

Our provision for income taxes decreased to $371,708 for the three months ended February 29, 2016 from $437,287 for the three months ended February 28, 2015. Our effective tax rate for the three months ended February 29, 2016 and February 28, 2015 was approximately the statutory rate of 25%. Our tax filings for the calendar year ended December 31, 2014 were examined by the PRC tax authorities in May 2015. Our prior filings were accepted and no adjustments were proposed. The decrease in the provision for income taxes was primarily due to the decrease in our pre-tax income.

Net Income

For the three months ended February 29, 2016 and February 28, 2015, we generated net income of $1,090,123 and $1,311,860, respectively.  This represented a decrease of $221,737 or 17% from the three months ended February 28, 2015. The entrusted management agreements assign to Baichuang Consulting 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a "non-controlling interest" of $54,171 and $63,916 for the three months ended February 29, 2016 and February 28, 2015, respectively, before recognizing net income attributable to the common stockholders of the Company.  After the "non-controlling interest", our net income attributable to the common stockholders' of the Company for the three months ended February 29, 2016 and February 28, 2015 was $1,035,952 and $1,247,944, representing $0.02 and $0.02 per share, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Equity transactions are recorded at their historical amounts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended February 29, 2016 and February 28, 2015, a foreign currency gain (loss) of $(553,887) and $(99,691), respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. The foreign currency loss was mainly due to the devaluation of the Chinese currency by approximately 3.5%.

Nine Months Ended February 29, 2016 compared to Nine Months Ended February 28, 2015

The following table sets forth in U.S. dollars, key components of our unaudited results of operations for the nine months ended February 29, 2016 and February 28, 2015, and the percentage change between 2016 and 2015.

	Nine Months Ended,
	February 29, 2016	February 28, 2015	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$19,130,031	$3,705,000	416%
Cost of revenue	(12,250,760)	(249,936)	4,802%
Gross profit	6,879,271	3,455,064	99%
Selling expenses	907,819	76,407	1,088%
General and administrative expenses	525,970	280,432	88%
Total operating expenses	1,433,789	356,839	302%
Operating income	5,445,482	3,098,225	76%
Interest income	267,558	55,284	384%
Income before provision for income taxes	5,713,040	3,153,509	81%
Provision for income taxes	1,446,510	788,384	83%
Net income	4,266,530	2,365,125	80%
Noncontrolling interests	(212,096)	(113,229)	87%
Net income attributable to common stockholders	$4,054,434	$2,251,896	80%

Revenue

We provide improvement and upgrading services for garbage processing equipment to our customers. This is a one-time service. We also license a patent to our customers. The patent licensing is limited to five years with payments due annually in advance. During the nine months ended February 29, 2016, we began having manufactured and sell or lease the garbage processing equipment to our customers.

Our revenue for the nine months ended February 29, 2016 increased by $15,425,031 or 416% compared to the revenue for the nine months ended February 28, 2015. The primary reason for the significant increase in revenue was mainly due to the increase in the sale of equipment and improvement and upgrade services for garbage processing equipment. The following table sets forth our revenue for the nine months ended February 29, 2016 and February 28, 2015:

	Nine Months Ended,
	February 29, 2016	February 28, 2015	Percentage
	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$1,289,040	$1,072,500	20%
Patent Leasing	3,065,400	2,632,500	16%
Sales type lease	14,381,471	-	100%
Operating lease	394,120	-	100%
Total	$19,130,031	$3,705,000	416%

Improvement and Upgrading Services

For the nine months ended February 29, 2016, we provided improvement and upgrading services to two customers and generated revenue of $1,289,040. For the nine months ended February 28, 2015, we provided such services to three customers and generated revenue of $1,072,500. We will still focus on providing improvement and upgrading services for customers' garbage processing equipment although we are currently having manufactured and selling or leasing the garbage processing equipment.

Patent Licensing

For the nine months ended February 29, 2016, revenue from patent licensing was from 15 unrelated customers totaling $3,065,400. As 14 customers were licensed in the prior year and one commenced in October 1, 2015, patent licensing revenue was recognized for the entire nine months for these 14 customers. For the nine months ended February 28, 2015, revenue from patent licensing was from 12 unrelated customers totaling $2,632,500 of which all the customers were signed before December 1, 2013.

Sales Type Lease

During the nine months ended February 29, 2016, we leased equipment for garbage processing to two customers. These sales were recognized as sales type leases because title to the equipment will be transferred to the customers at the end of the lease. The equipment was sold for $14,381,471 before VAT. We received 33.9% and 27.5% of the selling price from the two customers during the nine months ended February 29, 2016, respectively. We will receive quarterly payments of $1,194,720 during the following three years including interest at 5.25%. For the nine months ended February 28, 2015, we didn't have any sales type lease revenue.

Operating lease

During the nine months ended February 29, 2016, we had three operating leases for a 300-ton and two 500-ton garbage processing system. The lease period is 5 years with annual lease payments of $628,800 and $1,509,120 (for the two 500-ton garbage processing system), respectively, before VAT. The 300-ton garbage processing system was delivered and tested in the beginning of November 2015. The two 500-ton garbage processing systems were delivered and tested in the beginning of January 2016. These leases are being accounted for as operating leases because they have no renewal or purchase option. At the end of the five years, either a new lease will be negotiated or the equipment will be returned. For the nine months ended February 28, 2015, we didn't have any operating lease revenue.

Cost of Revenues

Our cost of revenues increased to $12,250,760 for the nine months ended February 29, 2016 from $249,936 for the nine months ended February 28, 2015, which represented an increase of 4,802%. This is mainly attributable to the $11,604,089 cost of the garbage processing equipment sold under the sales type lease. For improvement and upgrading service and patent licensing revenue, the cost primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses. In addition, the cost of the garbage processing equipment also includes various equipment and supplies necessary for assembling and installing equipment and the related labor. For the operating lease revenue, the depreciation of the garbage processing equipment is also included in the cost of revenue.

Gross Profit

Our gross profit increased to $6,879,271 for the nine months ended February 29, 2016 from $3,455,064 for the nine months ended February 28, 2015. However, our gross profit ratio was reduced significantly due to the cost of garbage processing equipment we sold under the sales type leases. The gross profit ratio for the nine months ended February 29, 2016 and February 28, 2015 is 36% and 93%, respectively.

Selling and Marketing Expenses

Our selling and marketing expenses increased to $907,819 for the nine months ended February 29, 2016 from $76,407 for the nine months ended February 28, 2015 which represented an increase of 1,088%. Our selling and marketing expenses were primarily comprised of sales employees' salaries, advertising expenses, training expenses and travelling expenses. The increase was mainly due to the significant increase in advertising expenses. Our advertising expenses increased to $639,804 for the nine months ended February 29, 2016 from $36,888 for the nine months ended February 28, 2015. In addition, employees' salaries increased as well.

General and Administrative Expenses

Our general and administrative expenses increased to $525,970 for the nine months ended February 29, 2016 from $280,432 for the nine months ended February 28, 2015, representing an 88% increase. Our general and administrative expenses were primarily comprised of employees' salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees. The increase is primarily due to a significant increase of employees' salaries, travelling expenses and entertainment expenses.

Interest income

Despite our large cash balances, the interest income generated for the nine months ended February 29, 2016 was nominal for principally two reasons: the bank's current deposit interest rate is very low, and the annual interest rates float up or down within a 0.30% range; The interest income reported is net after deducting bank service charges. For the nine months ended February 29, 2016, our interest income also includes interest of $222,241 earned on the sales type leases.

Provision for Income Taxes

Our provision for income taxes increased to $1,446,510 for the nine months ended February 29, 2016 from $788,384 for the nine months ended February 28, 2015. Our effective tax rate for the nine months ended February 29, 2016 and February 28, 2015 was approximately the statutory rate of 25%. Our tax filings for the calendar year ended December 31, 2014 were examined by the PRC tax authorities in May 2015. Our prior filings were accepted and no adjustments were proposed. The increase in the provision for income taxes was primarily due to the increase in our pre-tax income.

Net Income

For the nine months ended February 29, 2016 and February 28, 2015, we generated net income of $4,266,530 and $2,365,125, respectively.  This represented an increase in net income of $1,901,405 or 80% from the nine months ended February 28, 2015. The entrusted management agreements assign to Baichuang Consulting 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a "non-controlling interest" of $212,096 and $113,229 for the nine months ended February 29, 2016 and February 28, 2015, respectively, before recognizing net income attributable to the common stockholders of the Company.  After the "non-controlling interest", our net income attributable to the common stockholders' of the Company for the nine months ended February 29, 2016 and February 28, 2015 was $4,054,434 and $2,251,896, representing $0.07 and $0.04 per share, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Equity transactions are recorded at their historical amounts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the nine months ended February 29, 2016 and February 28, 2015, a foreign currency gain (loss) of $(1,658,678) and $5,585, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. The foreign currency loss was mainly due to the devaluation of the Chinese currency by approximately 3.5%.

Liquidity and Capital Resources

As of February 29, 2016, we had cash and cash equivalents of $6,639,055, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from cash from operations.

To date, we have financed our operations primarily through cash flows from operations. We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Operating activities

Net cash used in operating activities was $(5,645,299) for the nine months ended February 29, 2016, as compared with the net cash provided by operating activities of $2,777,229 for the nine months ended February 28, 2015. For the nine months ended February 29, 2016, the increase in the accounts receivable of $11,140,077 and the increase in security deposit payable of $2,075,360 mainly caused the difference between the net cash used by operating activities and the net income.  For the nine months ended February 28, 2015, the net income and the increase in deferred revenue of $292,950 principally provided the cash operating activities.

Investing activities

We spent $12,803,897 and $0 for the nine months ended February 29, 2016 and February 28, 2015, respectively, for equipment purchases. The increase for the nine months ended February 29, 2016 was principally due to the purchase of garbage processing equipment of approximate $12,860,000 which we are currently leasing under an operating lease.

Financing activities

For the nine months ended February 29, 2016 and February 28, 2015, we did not have any cash provided or used by any financing activities.

Effect of exchange rate on cash

The negative effect of the exchange rate on cash of $(1,285,128) was principally due to the devaluation by the PRC government of their currency. There could be further negative adjustments should the PRC government or the exchange markets further devalue the Chinese currency.

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

(3) Raised capital - joint venture: Lotus International could inject the funds into Jiangsu Xuefeng by complying with the provisions of the PRC Sino-Foreign Equity Joint Venture Law. To accomplish this capital transfer, we would be required to apply to the Chinese government for approval to convert Jiangsu Xuefeng into an equity joint venture, in which Lotus International would be its equity joint venture. If approved, Lotus International would then own a portion of the equity in Jiangsu Xuefeng, and the VIE agreements between Jiangsu Xuefeng and Baichuang Consulting (WFOE) would be modified accordingly to reduce the portion of net income payable by Jiangsu Xuefeng to Baichuang Consulting.

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

Pursuant to the Exclusive Technical Service and Business Consulting Agreement between Baichuang Consulting (WFOE) and Jiangsu Xuefeng, Baichuang Consulting is to provide technical support and consulting services to Jiangsu Xuefeng in exchange for (i) 95% of the total annual net income of Jiangsu Xuefeng and (ii) RMB100, 000 per month (approximately US$16,000). As a result, there are also two ways to transfer the funds from inside the PRC to outside the PRC:

 (1) According to the provisions of the Service Fee in Article 3 of the Exclusive Technology Service and Business Consulting Agreement, 95% of the net income of Jiangsu Xuefeng will be paid to Baichuang Consulting as a service fee, and in turn Baichuang Consulting will in compliance with the provisions of PRC Foreign-Owned Enterprise Law, transfer this income to Lotus International for the purpose of profit distribution.

(2) In addition, Article 3 of the Exclusive Technology Service and Business Consulting Agreement requires that a management fee of approximately $16, 000 U.S. will be paid to Baichuang Consulting each month, and in turn Baichuang Consulting will be in compliance with the provisions of the PRC Foreign-Owned Enterprise Law and transfer this income to Lotus International for the purpose of profit distribution.

The earnings and cash transfer procedures are all designed to comply with PRC regulations. As a result, there will be no government regulations which will impact our transactions to transfer cash within our corporate structure. However, when the funds are transferred outside the PRC, all transferred amounts will be reported to the national tax bureau to examine whether the local and national taxes have been fully paid by Jiangsu Xuefeng and Baichuang Consulting. In addition, should such cash transfer go to the U.S. parent company, it would be taxable, The Company presently has no plans to transfer cash outside the PRC and intends to indefinitely reinvest such undistributed earnings of its foreign subsidiaries. Accordingly, there is no U.S. provision on these earnings.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This accounting standard update is not expected to have a material impact on the Company's financial statements.

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

Currency Exchange Fluctuations

All of the Company's revenues are denominated in Chinese Renminbi, while its expenses are denominated primarily in Chinese Renminbi ("RMB"). The value of the RMB-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China ("PBOC"), which are set daily based on the previous day's inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the Renminbi from the United States dollar. At the recent quarterly regular meeting of PBOC, its Currency Policy Committee affirmed the effects of the reform on Chinese Renminbi exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of Renminbi has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. In August 2015, the PRC government devalued its currency by approximately 3.0%. The Company has never engaged in currency hedging operations and has no present intention to do so.

Country Risk

A substantial portion of our assets and operations are located and conducted in PRC. While the PRC economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us.  If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenue and profits, will also be negatively affected. Economic growth in the PRC has recently begun to slow.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, for the reasons set forth below, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of February 29, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 29, 2016, the Company determined that there were control deficiencies that constituted the following material weaknesses:

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

Item 1A. Risk Factors.

There are no material changes to the risk factors as set forth in the Annual Report on Form 10-K filed with the SEC on August 31, 2015.

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

China Xuefeng Environmental Engineering Inc.

Date: April 14, 2016	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: April 14, 2016	By:	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)