Form 10-K
period 2016-05-31
China Xuefeng Environmental Engineering Inc.
filed 2016-08-30
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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

229 Tongda Avenue Economic and Technological Development Zone, Suqian, Jiangsu Province, P.R. China 223800 (Address of principal executive offices) (Zip Code)

+86 (527) 8437-0508
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $216,164,672.

As of August 30, 2016, the registrant had 55,200,000 shares of common stock, par value $0.001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN USAGE OF TERMS

PART I

Item 1.  Business

Except as otherwise indicated by the context, references in this report to "we," "us," "our," "our Company," or "the Company" are to the combined business of China Xuefeng Environmental Engineering Inc.

Overview

We are in the business of providing services to optimize garbage-recycling processes. We utilize our patented technology of "comprehensive and harmless garbage-processing equipment," to upgrade software systems and reconstruct hardware for our clients, and therefore expand the sorting scope and capacity of our clients' garbage recycling equipment. We conduct our operations through our controlled consolidated affiliate Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. ("Jiangsu Xuefeng"). Jiangsu Xuefeng was incorporated under the laws of the People's Republic of China ("PRC") on December 14, 2007.

Our Corporate History and Background

We were incorporated in the state of Nevada on March 30, 2011. We were initially formed to engage in the business of clothing distribution.  Since our inception and until the acquisition of Inclusion Business Limited (BVI), we were a development stage company without significant assets or any revenue.

Acquisition of Inclusion

On November 27, 2012, we completed a reverse acquisition transaction through a share exchange with Inclusion Business Limited (BVI) ("Inclusion") and its stockholders (the "Inclusion Stockholders"), whereby we acquired 100% of the issued and outstanding capital stock of Inclusion and in exchange we issued 7,895,000 shares of our common stock (pre-Forward Split), or 76.65% of our issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition, to the Inclusion Stockholders. As a result of the reverse acquisition, Inclusion became our wholly-owned subsidiary and the former Inclusion Stockholders became our controlling stockholders. The share exchange transaction has been treated as a reverse acquisition, with Inclusion as the acquirer and the Company as the acquired party for accounting purposes.

Prior to the closing of the reverse acquisition, the Company's prior shareholder, Mr. Zhenxing Liu, surrendered 7,895,000 shares of the common stock of the Company. Mr. Zhenxing Liu did not receive any consideration from the Company for accounting purposes. However, Mr. Zhenxing Liu may be deemed to have received consideration from the increase in the value of 250,000 shares held by Mr. Zhenxing Liu as a result of the reverse acquisition. Mr. Zhenxing Liu purchased 8,145,000 shares at approximately $0.007 per share at the time when the Company was considered a shell and kept 250,000 shares after the surrender. On November 30, 2012, at the closing of the reverse acquisition, the stockholder's equity increased to $5,194,728. Accordingly, the value of the 250,000 shares held by Mr. Zhenxing Liu appreciated to approximately $124,673. Other than such appreciation in the value of his shares, Mr. Zhenxing Liu did not receive any other consideration in connection with the reverse acquisition.

As a result of our acquisition of Inclusion, we now own all of the issued and outstanding capital stock of Lotus International Holdings Limited ("Lotus"), which in turn owns all of the issued and outstanding capital stock of Baichuang Information Consulting (Shenzhen) Co. Ltd ("Baichuang Consulting"). In addition, we effectively and substantially control Jiangsu Xuefeng through a series of captive agreements with Baichuang Consulting.

Subsequent to the closing of the Exchange Agreement, we conduct our operations through our controlled consolidated affiliate Jiangsu Xuefeng. Jiangsu Xuefeng is primarily engaged in providing improvement and upgrading services of garbage recycling processing technology and equipment.

Name Change and Forward Split

On November 27, 2012, the Company filed a certificate of amendment to its articles of incorporation to change its name from "NYC Moda Inc" to "China Xuefeng Environmental Engineering Inc" and to effect a 4-for-1 forward stock split of its outstanding shares of common stock.  The name change went effective on December 14, 2012 and the forward split went effective on December 17, 2012, upon the approval of Financial Industry Regulatory Authority, Inc. (FINRA). Upon the effectiveness of the forward split, the number of outstanding shares of the Company's common stock increased from 10,300,000 to 41,200,000 shares, and the number of authorized shares of common stock remained 75,000,000 shares. The effect of the forward split was applied retroactively to the Company's consolidated financial statements for the periods presented.

Contractual Arrangements with our Controlled Consolidated Affiliate and its Shareholders

On October 17, 2012, prior to the reverse acquisition transaction, Baichuang Consulting and Jiangsu Xuefeng and its shareholders Li Yuan and Yi Yuan entered into a series of agreements known as variable interest agreements (the "VIE Agreements") pursuant to which Jiangsu Xuefeng became Baichuang Consulting's contractually controlled affiliate. The VIE Agreements included:

(1)
an Exclusive Technical Service and Business Consulting Agreement between Baichuang Consulting and Jiangsu Xuefeng pursuant to which Baichuang Consulting is to provide technical support and consulting services to Jiangsu Xuefeng in exchange for (i) 95% of the total annual net profit of Jiangsu Xuefeng plus (ii) RMB100,000 per month (approximately U.S.$16,000).

(2)
a Call Option Agreement among Li Yuan and Yi Yuan (together referred to as "Jiangsu Xuefeng Shareholders"), and Baichuang Consulting under which the  Jiangsu Xuefeng Shareholders have granted to Baichuang Consulting the irrevocable right and option to acquire all of the equity interests in Jiangsu Xuefeng to the extent permitted by PRC law. If PRC law limits the percentage of Jiangsu Xuefeng that Baichuang Consulting may purchase at any time, then Baichuang Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00 ($0.16) or any lower price permitted by PRC law. The Jiangsu Xuefeng Shareholders agreed to refrain from taking certain actions which might harm the value of Jiangsu Xuefeng or Baichuang Consulting's option;

(3)
a Proxy Agreement by Li Yuan and Yi Yuan pursuant to which they each authorize Baichuang Consulting to designate someone to exercise all of their shareholder decision rights with respect to Jiangsu Xuefeng; and

(4)
a Share Pledge Agreement among Li Yuan and Yi Yuan, Jiangsu Xuefeng, and Baichuang Consulting under which the Jiangsu Xuefeng Shareholders agree to pledge all of their equity in Jiangsu Xuefeng to Baichuang Consulting to guarantee Jiangsu Xuefeng's and its shareholders' performance of their obligations under the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement and the Proxy Agreement.

The VIE Agreements with our Chinese affiliate and its shareholders, which relate to critical aspects of our operations, may not be as effective in providing operational control as direct ownership. In addition, these arrangements may be difficult and costly to enforce under PRC law. See "Risk Factors - Risks Relating to the VIE Agreements."

The foregoing description of the terms of the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement, the Proxy Agreement and the Share Pledge Agreement is qualified in its entirety by reference to the provisions of the agreements filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to this report, respectively, which are incorporated by reference herein.

See "Related Party Transactions" for further information on our contractual arrangements with these parties.

After the exchange, our current organizational structure after giving effect to the name change is as follows:

Inclusion was established in the British Virgin Islands on August 9, 2012.  Lotus was established in Hong Kong on May 2, 2012 to serve as an intermediate holding company with authorized shares of 10,000 at HK$1.00 per share. Baichuang Consulting was established by Lotus as a wholly foreign owned enterprise (the "WFOE") in the PRC on September 5, 2012.  Jiangsu Xuefeng, our operating consolidated affiliate, was established in the PRC on December 14, 2007. The local government of the PRC issued a certificate of approval of the foreign ownership of Baichuang Consulting by Lotus, a Hong Kong entity on September 5, 2012.

Recent Acquisition of Linyi Xuefeng

On August 2016, the Company entered into an agreement to acquire 100% interest of Linyi County Xuefeng Renewable Resources Utilization Technology Co., Ltd ("Linyi Xuefeng"), a privately-held company owned by our CEO and Chairman of the Board, Yuan Li. Pursuant to the transfer agreement, the specific transfer price is based upon the net asset amount in Linyi Xuefeng's audit report as of May 31, 2016. The Company will pay thirty percent of the transfer price with cash and seventy percent of the transfer price by issuing additional shares for the acquisition. From the date of the execution of the agreement through the period when Mr. Li Yuan and the Company complete all obligations of performing the agreement, Mr. Li Yuan shall not transfer any assets of Linyi Xuefeng under any circumstances.

Upon acquisition, Linyi Xuefeng will become a wholly-owned subsidiary of the Company. The acquisition will be accounted for as a business combination.

Our Services

As the urbanization in China progresses, the amount of household garbage increases. The processing capability of current garbage processing equipment in China cannot typically satisfy the increasing demands. We expand the garbage sorting scope and capacity of our clients' garbage processing equipment, by installing the various systems that embody the patented technology of "comprehensive and harmless garbage-processing equipment" into the client's garbage processing equipment and reconstructing their hardware, to provide upgrades and improvement to their equipment.

The patented technology of "harmless and comprehensive garbage processing equipment" helps to achieve high and stable garbage processing capacity, which uses a Distribution Control System (DCS) to realize mechanical automation for the comprehensive garbage treatment. The core technology is to organically integrate the anaerobic digestion and aerobic fermentation garbage process, degrade and transform the organic matter of domestic waste, effectively sort out the garbage and recycle all kinds of materials, to eventually realize the true waste resource utilization and harmless utilization, with its resource utilization and harmless utilization rate approaching 100%. The resource recovery products, biogas, can not only be used for meeting the needs of the plant itself, but also for outer supply, which greatly improves the efficiency of garbage processing of customer's equipment, decreases production cost, and increases the recovery return of garbage processing.

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

Until August 31, 2012, the main revenue of Jiangsu Xuefeng was generated from providing improvement and upgrading services to garbage recycling processing plants. On August 5, 2012, Jiangsu Xuefeng entered into a license agreement with Li Yuan, one of its stockholders for the use of a patent on garbage recycling processing technology, a Utility Model Patent of Comprehensive and Harmless Garbage Processing Equipment, issued by the State Intellectual Property Office (SIPO) on July 7, 2010 and valid for ten years (Patent Number: ZL 2009 2 0232893.7).  The patent is owned by our Chief Executive Officer, Mr. Li Yuan.  Although the license commenced on September 1, 2012 and expired in August 2017, Mr. Li Yuan has agreed to allow the company continue to use the patent under the same terms and conditions.  Jiangsu Xuefeng expanded its business model from the sole service of providing upgrading to waste processing plants to also providing patent licensing based on its newly acquired use right of the patent technology.  We use the patent technology to help the clients to upgrade their internal system or reconstruct the hardware equipment we have, the Company has of the garbage processing equipment so that the equipment performance could reach the standard of our patent technology. After the upgrade and reconstruction, the patent technology will continue to be used in their equipment and we allow the clients to continue using the patent technology in their equipment for patent licensing revenue. License agreements will be offered to clients for a limited period of three to five years, within which period, the client shall pay patent royalties yearly to Jiangsu Xuefeng for their use of the equipment containing the patent technology.

Therefore, under the new business model, Jiangsu Xuefeng generates its revenues from two sources: improvement and upgrading services of garbage processing equipment and patent licensing for the use of the upgraded technology.

For the year ended May 31, 2016, sales from improvement and upgrading services and patent licensing were $2,907,422 and $4,079,769, respectively. For the year ended May 31, 2015, sales from improvement and upgrading services and patent licensing were $3,481,780 and $3,514,320, respectively.   For the year ended May 31, 2014, sales from improvement and upgrading services and patent licensing were $1,464,300 and $3,245,865, respectively.

Products and Facilities

We provide equipment improvement and upgrading service and license the patented technology to our customers. We also sell or lease garbage-processing units equipped with our patented technology.

We mainly incorporate and install the patented technology into garbage processing equipment's internal control and operation systems to achieve the requested processing capacity. During the internal system upgrading process, if any hardware equipment, such as the machine parts, is required to be reconstructed, the customers are responsible for the hardware purchase while we provide guided and assisted installation.

In addition, as our customers continue to use the equipment embodying the patented technology, they pay us a fee for the use of the patented technology.

We hope to construct our own garbage processing plant to process various environmental wastes.

Customers

None of the customers individually accounted for more than 10% of the Company's revenue during the year ended May 31, 2016 and 2015, respectively.

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

Nationwide Innocuous Disposal Facilities MSW Facilities Construction Planning (2011-2015) ("Planning"), recently passed by the Chinese government, has gone into the implementation phase. In accordance with the Planning, the aggregate investment in the items of the Planning will reach RMB 260Billion Yuan (approximately US $41 billion).

According to the Environmental Protection Equipment "Twelfth Five-Year" Development Planning, the yearly growth rate of the environmental protection industry gross output during the Twelfth Five-Year period is 20% and will reach 500 billion yuan (approximately US $79 billion) by 2015.

Thus, recently issued policies reducing the cost of Jiangsu Xuefeng operations, and anticipated future industrial policies of the Chinese government show the Chinese government's encouragement and support for the long term development of the environmental waste processing industry, setting the stage for a larger market place for the environmental protection equipment upgrading and improvement business.

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

Competitive Disadvantages

While we saw gross profit margins of 43%, 95% and 92% for the years of 2016, 2015 and 2014, respectively, we are uncertain that our high gross profit margins are sustainable if we have to commit to substantive research and development activities when the Chinese government adopts higher standards for environmental protection technologies and when the cost of our services become substantially higher.

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

The Company hopes to establish an equipment manufacturing and sales center. While continuing to provide equipment upgrading services, Jiangsu Xuefeng intends to establish a garbage processing equipment manufacturing and sales center to meet the anticipated market needs for Chinese garbage processing equipment, gradually branching further into the Chinese garbage processing equipment market and improving the Company's revenue.

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

Intellectual Property

The Company acquired the license of the patent technology of comprehensive and harmless garbage processing equipment" that passed the ISO9001:2008 International Quality Management System Certification through the Patent Licensing Service Agreement signed with our Chairman, Chief Executive Officer and a shareholder, Li Yuan. The Licensing Agreement commenced on September 1, 2012 with a monthly payment to Li Yuan of approximately $12,600 (RMB 80,000).  Although the Licensing Agreement expired in July 2017. Mr. Li Yuan has agreed to continue licensing our company the use of the patent under the same terms and conditions.  Provision 42 of the Patent Law of the People's Republic Of China (as amended in 2008) provides that "the time limit of patent for invention is twenty years, the time limit of patent of utility models and design patent is ten years, both of which are calculated from the date of application". Company has received Utility Model Patent Certificate and Certificate of Patent for Invention, from the State Intellectual Property Office of the People's Republic of China. Patent right of comprehensive disposal equipment for waste processing was terminated on July, 2009 due to the expiration of the protection period. We no longer enjoy the exclusive patent right to that technology. However, because patent for our waste sorting treatment technology was granted in July 2009 and its time limit is 20 years, we could license the use of the patent to other company until July 2029.

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

Environmental Law

Jiangsu Xuefeng is subject to China's national Environmental Protection Law, which was enacted on December 26, 1989, as well as a number of other national and local laws and regulations governing landfills, air, water, and noise pollution and establishing pollutant discharge standards for wastewater.

On July 1, 2004, the PRC central government adopted the Measures for the Administration of Permit for Operation of Dangerous Wastes (the "Measures"). The Measures are intended to strengthen supervision and administration of activities relating to the collection, storage and disposal of dangerous wastes, and preventing dangerous wastes from polluting the environment.

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

Foreign Currency Exchange

The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended (2008). Under these Rules, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions, but not for capital account items, such as direct investment, loan or investment in securities outside China unless the prior approval of, and/or registration with, the State Administration of Foreign Exchange of the People's Republic of China, or SAFE, or its local counterparts (as the case may be) is obtained.

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

Regulation of Income Taxes

On March 16, 2007, the National People's Congress of China passed the Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. The EIT Law and its implementing rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

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

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term "de facto management bodies" as "an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise." If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization's global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see "Risk Factors – Risks Related to Our Business – Under the EIT Law, we may be classified as a 'resident enterprise' of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders."

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

The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises' shareholder has a tax treaty with China that provides for a different withholding arrangement. Baichuang Consulting is considered a FIE and is directly held by our subsidiary in Hong Kong, Lotus. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to Lotus by Baichuang Consulting, but this treatment will depend on our status as a non-resident enterprise.

PRC M&A Rule, Circular 75 and Circular 638

On August 8, 2006, six Chinese government agencies, namely, the Ministry of Commerce, or MOFCOM, the State Administration for Industry and Commerce, or SAIC, the China Securities Regulatory Commission, or CSRC, the State Administration of Foreign Exchange, or SAFE, the State Assets Supervision and Administration Commission, or SASAC, and the State Administration for Taxation, or SAT, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, referred to as the "New M&A Rules", which became effective on September 8, 2006. The New M&A Rules purport, among other things, to require offshore "special purpose vehicles," that are (1) formed for the purpose of overseas listing of the equity interests of Chinese companies via acquisition and (2) are controlled directly or indirectly by Chinese companies and/or Chinese individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges. Based on our understanding of current Chinese Laws and pursuant to a legal opinion issued by Jilin Changchun Law Firm dated October 17, 2012, (i) Baichuang Consulting was incorporated by a foreign investor and therefore has no Chinese shareholders; (ii) the share exchange between Inclusion and the Company,  is between two offshore companies and is not deemed as a transaction to acquire equity or assets of a "Chinese domestic company" as defined under the New M&A Rules and (ii) no provision in the New M&A Rules clearly classifies the contractual arrangements between Baichuang Consulting and Jiangsu Xuefeng as a type of transaction falling within the New M&A Rules.

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

Insurance

Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we could face losses from the interruption of our business as summarized under "Risk Factors – Risks Related to Our Business – We do not carry business interruption insurance so we could incur unrecoverable losses if our business is interrupted."

Our Employees

As of August 30, 2016, we had a total of 32 employees. The Company employs a highly qualified team of technically trained personnel. Among the Company's employees, 11 employees have environmental assessment engineering degrees and 10 employees have ecological and environmental protection planning qualifications.  This team provides support for clients.
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

Our continued growth is dependent upon our ability to generate increased revenue from our existing customers, obtain new customers and raise capital from outside sources. While our current technology is at the forefront of industry developments, in order to maintain that advantage we will need to continue to pursue innovative solutions to meet our customers' needs. We believe that in order to continue to capture additional market share and generate additional revenue, we will have to raise more capital to fund the construction and installation of new facilities and to obtain additional equipment to collect, process and dispose of industrial waste and recycle waste for our existing and future customers. We anticipate that such funding will be provided through a variety of sources including bank loans, equity financing and net cash flow generated from operations.

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

If our business and markets grow and develop as planned, it will be necessary for us to finance and manage expansion in an efficient manner. We may face challenges in managing our waste processing equipment updating business over an expanded geographical area as well as managing expanded service offerings, including, among other things, waste processing services and patent licensing. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

Waste processing operations can be hazardous and may subject us to civil liabilities as a result of hazards posed by such operations.

Waste processing operations are subject to potential hazards incident to the gathering, processing and storage of industrial hazardous waste such as explosions, product spills, leaks, emissions and fires. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage, and may result in the curtailment or suspension of operations at the affected facility. Consequently, we may face civil liabilities in the ordinary course of our business as we update the equipment which performs this process at clients' waste processing plants and as we branch into our own waste processing business. As the environmental protection industry in China is developing, there is no comprehensive insurance available to cover environmental liabilities. Although we have not faced any civil liabilities in the ordinary course of our waste processing equipment updating operations, there is no assurance that we will not face such liabilities in the future. If such liabilities occur in the future, they may have a material adverse effect on our results of operations, financial condition and business prospects.

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

If we need to initiate litigation or administrative proceedings to enforce or protect our intellectual property rights, such actions may be costly and may divert management attention as well as expend other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation could impair our intellectual property rights and may harm our business, prospects and reputation. In addition, historically, implementation of PRC intellectual property-related laws has been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property. Given the relative unpredictability of China's legal system and potential difficulties enforcing a court judgment in China, there is no guarantee that we would be able to halt any unauthorized use of our intellectual property through litigation which may cause us to lose our competitive advantage and adversely affect our business and profitability.

We may face claims for infringement of third-party intellectual property rights.

We may face claims from third parties with respect to the infringement of any intellectual property rights owned by such third parties. There is no assurance that third parties will not assert claims to our processes, technologies and systems. In such an event, we may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties. There can be no assurance that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we would incur substantial costs and spend substantial amounts of time in defending ourselves in or contesting suits brought against us for alleged infringement of another party's patent rights. As such, our operations and business may be adversely affected by such civil actions. We rely on trade secrets, technology and know-how. There can be no assurance that other parties may not obtain knowledge of our trade secrets and processes, technology and systems. Should these events occur, our business would be affected and our profitability affected.

A significant portion of our revenue is dependent on our improvement and upgrading business.  As our improvement and upgrading business has become dependent on only a limited few customers, such dependency may have a material adverse effect on our business, operating results and financial condition.

Our improvement and upgrading business greatly relies on our ability to maintain and continue to develop our customer base. Our improvement and upgrading business generated revenue from four customers for the fiscal year ended May 31, 2016. Should any of our current customers cease to require the use of our service, and if we are unable to grow our customer base on a timely basis, our operations, revenue and profitability could be materially and adversely affected.

BOT (Build-Operate-Transfer) projects that we may be awarded could be adversely affected by cost overruns, project delays and/or incorrect estimation of project costs.

The Company is establishing its own waste processing centers as an extension of its current business.  However, any future BOT projects we may be awarded will require us to incur high up-front expenditures.  Therefore, it is important that we manage such projects efficiently in terms of time, procurement of materials and allocation of resources. If our initial cost estimates are incorrect or delays occur in a project resulting in cost overruns, the profitability of that project could be adversely affected. Cost overruns due to additional rectification work and delays in completion of projects or delivery of waste to our new processing centers would adversely affect our profitability. We may also face potential liability from legal suits brought against us by our government customers for causing loss due to any delay in completing a project. In addition, we may also face potential liability from legal suits brought against us by our customers who have suffered loss due to such mismanagement or mistakes. This would also adversely affect our profitability and financial position.
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

Companies operating in the waste treatment and disposal industry are subject to China's national Environmental Protection Law as well as a number of other national and local laws and regulations governing air, water, noise pollution and establishing pollutant discharge standards. In addition, such companies are subject to stringent licensing and certification requirements imposed by the PRC Ministry of Environmental Protection and the provincial environmental bureaus, which has created high barriers to entry for potential market participants.  However, the urbanization and industrialization from China's rapid economic growth has created an increased need for waste treatment services from solid waste disposal to sewage and sludge treatment. In order to help meet the demand for such services, the central government may not strictly enforce the compliance with environmental laws and relax certain conditions to gaining governmental licensing and approvals.  If such an event were to occur, there would be more competitors to our business operations and customers may turn to less expensive competitors for their waste disposal needs, which in turn, would have an adverse effect on our business, financial condition and grow prospects.

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

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market. In August 2015, the PRC Government devalued its currency by approximately 3%.

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

Under the EIT Law, we may be classified as a 'resident enterprise' of China

Under the New Income Tax Law, enterprises established outside the PRC whose "de facto management bodies" are located in the PRC are considered "resident enterprises" and their global income will generally be subject to the uniform 25% enterprise income tax rate. On December 6, 2007, the PRC State Council promulgated the Implementation Regulations on the New Income Tax Law (the "Implementation Regulations"), which define "de facto management bodies" as bodies that have material and overall management control over the business, personnel, accounts and properties of an enterprise. In addition, a recent circular issued by the State Administration of Taxation on April 22, 2009 provides that a foreign enterprise controlled by a PRC company or a PRC company group will be classified as a "resident enterprise" with its "de facto management bodies" located within the PRC if the following requirements are satisfied:

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

We qualify as an "emerging growth company" under the jobs act of 2012

We are an "emerging growth company," as defined in the JOBS Act, and, for as long as we continue to be an "emerging growth company," we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period provided above and therefore our financial statements may not be comparable to companies that comply with public company effective dates.

Because of the exemptions from various reporting requirements provided to us as an "emerging growth company," we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our reports are not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Risks Related to Doing Business in the PRC

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC's economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the central government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social environment.

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

A slowdown or other adverse developments in the PRC economy or other major economies all over the world may have a material adverse effect on our customers' demand for our services and our business. A slowdown in the economic growth in the PRC has recently occurred.

All of our revenues are currently generated in the PRC where all of our business operations are conducted. Because there are signs that the growth of PRC economy has slowed down over the last few years, we cannot assure you that such growth will continue. Moreover, China enjoys an export-oriented economy and it relies on external demand. The industrial waste treatment industry in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products and services. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC or other major economies all over the world may materially reduce the demand for our products and services, which could have a material adverse effect on our business.

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

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China's economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources.

Since the adoption of the "open door policy" in 1978 and the "socialist market economy" in 1993, the PRC government has been reforming and is expected to continue to reform its economic and political systems. Any changes in the political or economic policy of the PRC government may lead to changes in the laws and regulations or the interpretation of the same, as well as changes in the foreign exchange regulations, taxation and import and export restrictions, which may in turn adversely affect our financial performance. While the current policy of the PRC government seems to be one of imposing economic reform policies to encourage foreign investments and greater economic decentralization, there is no assurance that such a policy will continue to prevail in the future.

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

We are required to comply with China's anti-corruption laws and the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or the price of our ordinary shares could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

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

Restrictions under PRC law on our PRC subsidiary's ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or complete acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

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

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire "control" over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident's funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations.  Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV's affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary and affiliate. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiary's and affiliate's ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary's and affiliate's ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Risks Related to Our VIE Agreements

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

Baichuang Consulting provides support and consulting services to Jiangsu Xuefeng pursuant to the VIE Contractual Agreements.  Almost all economic benefits and risks arising from Jiangsu Xuefeng's operations are transferred to Baichuang Consulting under these agreements.  Details of the VIE Agreements are set out in "DESCRIPTION OF BUSINESS – Contractual Arrangements with our Controlled Affiliate and its Shareholders" above.

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable.  Our PRC counsel has provided a legal opinion that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

●	imposing economic penalties;

●	discontinuing or restricting the operations of Baichuang Consulting or Jiangsu Xuefeng;

●	imposing conditions or requirements in respect of the VIE Agreements with which Baichuang Consulting or Jiangsu Xuefeng may not be able to comply;

●	requiring our company to restructure the relevant ownership structure or operations;

●	taking other regulatory or enforcement actions that could adversely affect our company's business; and

●	revoking the business licenses and/or the licenses or certificates of Jiangsu Xuefeng, and/or voiding the VIE Agreements.

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

We generate our revenues through the payments we receive pursuant to the VIE Agreements. Currently, all of our operations reside in the VIE which is required to pay our wholly owned subsidiary, Baichuang Consulting 95% of their earnings, as defined, plus a monthly consulting fee of RMB 100,000(approximately U.S.$16,000).  We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm's length negotiations. For example, PRC tax authorities may adjust our income and expenses for PRC tax purposes which could result in our being subject to higher taxes, or cause other adverse financial consequences.

Item 1B.   Unresolved Staff Comments

On August 1, 2016, the Company became aware of a comment letter dated March 9, 2016 and subsequent notices March 31, 2016, April 19, 2016 from the Securities and Exchange Commission (the "SEC") Division of Corporation Finance regarding its Annual Report on Form 10-K for the fiscal year ended May 31, 2015 and Quarterly Reports on Form 10-Q for the quarters ended August 31, 2015 and November 30, 2015. In general, the unresolved staff comments relate to specific nature of our services and products, along with the methodologies underlying the revenue recognition policy of these services and products. While these comments have not been considered resolved as of the date hereof, we have filed with the SEC a correspondence to the comment letter. Additionally, we have incorporated into this annual report additional disclosures that we believe are responsive to the SEC's comments.

Item 2.   Properties

The Company leases office space under a one-year operating lease from an unrelated third party, which expired on March 31, 2016.  The lease required the Company to prepay the rental for one year of $6,784 (RMB 44,664).  The related prepayments of $0, $6,078 and $6,078 are included in prepaid expenses on the consolidated balance sheets as of May 31, 2016, 2015 and 2014, respectively.  The lease provides for renewal options but the Company ceased the lease.  Rent expense for the year ended May 31, 2016, 2015 and 2014 was $5,818, $7,267 and $7,267, respectively.

The Company entered into a new lease agreement with an unrelated third party for new office space, which commenced on April 1, 2016 and expires on March 31, 2019.  The lease requires the Company to prepay the semi-annual rental of $3,645 (RMB 24,000). The lease provides for renewal options.

Future minimum payments for the years ending May 31 are as follows:

Year Ending
May 31,	Amount

2017	$7,503
2018	7,503
2019	6,288

$21,294

Item 3.   Legal Proceedings

There are no actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on the OTCQB since May 9, 2012. Our initial symbol was "NYCM". In January 2013, our symbol was changed to "CXEE". The following table sets forth the range of the quarterly high and low bid price information for the past two fiscal years as reported by the OTCQB.

	High Bid* ($)	Low Bid* ($)
2016

March 1, 2016 – May 31, 2016	4.51	3.00
December 1, 2015 – February 29, 2016	4.39	4.25
September 1, 2015 – November 30, 2015	4.38	3.92
June 1, 2015 – August 31, 2015	3.93	3.86

2015

March 1, 2015 – May 31, 2015	3.92	3.89
December 1, 2014 – February 28, 2015	3.93	3.88
September 1, 2014 – November 30, 2014	3.92	3.71
June 1, 2014 – August 31, 2014	3.71	3.68

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

Holders

As of August 10, 2015, we estimate that there were approximately 1,225 stockholders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

PRC regulations restrict the ability of our PRC subsidiary to make dividend and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Please refer to the section "Risk Factors — Risks Related to Doing Business in the PRC" beginning on page 16.

Furthermore, our present PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects. Rer to "Risk Factors — Risks Related to Doing Business in the PRC" beginning on page 16.

Recent Sales of Unregistered Securities

There were no unregistered sales of the Company's equity securities during the fiscal year ended May 31, 2016, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 6.   Selected Financial Data

	Fiscal Year Ended May 31, 2016	Fiscal Year Ended May 31, 2015	Fiscal Year Ended May 31, 2014	Fiscal Year Ended May 31, 2013	Fiscal Year Ended May 31, 2012
Revenue	$22,187,094	$6,996,100	$4,710,165	$5,426,435	$314,248
Net income attributable to common stockholders	$3,951,924	$4,382,498	$2,806,120	$3,208,482	$63,514
Earnings per common share	$0.10	$0.08	$0.05	$0.07	$0.00
Total Assets	$35,297,419	$26,488,007	$20,750,926	$17,602,633	$4,964,549
Long Term Obligations	$2,794,868	$-	$-	$-	$-
Cash Dividends Declared Per Common Share	$0.00	$0.00	$0.00	$0.00	$0.00

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results.  The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in "Item 8. Financial Statements and Supplementary Data."

This annual report on Form 10-K contains or may contain forward-looking statements (collectively the "Filings") and information that are based upon beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by Company's management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," or the negative of these terms and similar expressions as they relate to the Company or the Company's management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see "Item 1A — Risk Factors" beginning on page 10.

Overview
We are in the business of providing equipment and upgrade services to optimize garbage-recycling processes. We sell and lease comprehensive and environmental-friendly garbage recycling equipment. We also utilize our licensed patented technology of "comprehensive and harmless garbage-processing equipment" to upgrade software systems and reconstruct hardware for our clients and therefore expand the sorting scope and capacity of our clients' garbage recycling equipment. We also have manufactured and sell or lease garbage-processing equipment commencing during the twelve months ended May 31, 2016. We conduct our operations through our controlled consolidated affiliate Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. ("Jiangsu Xuefeng")
Our Services
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

Recent Acquisition of Linyi Xuefeng

On August 2016, the Company entered into an agreement to acquire 100% interest of Linyi County Xuefeng Renewable Resources Utilization Technology Co., Ltd ("Linyi Xuefeng"), a privately-held company owned by our CEO and Chairman of the Board, Yuan Li. Pursuant to the transfer agreement, the specific transfer price is based upon the net asset amount in Linyi Xuefeng's audit report as of May 31, 2016. The Company will pay thirty percent of the transfer price with cash and seventy percent of the transfer price by issuing additional shares for the acquisition. From the date of the execution of the agreement through the period when Mr. Li Yuan and the Company complete all obligations of performing the agreement, Mr. Li Yuan shall not transfer any assets of Linyi Xuefeng under any circumstances.
Upon acquisition, Linyi Xuefeng will become a wholly-owned subsidiary of the Company. The acquisition will be accounted for as a business combination.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related MD&A;
•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;
•	Reduced disclosure about the emerging growth company's executive compensation arrangements; and
•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act") for complying with new or revised accounting standards. We have elected to use the extended transition period provided above and therefore our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Years Ended May 31, 2016 and 2015

The following table sets forth in U.S. dollars, key components of our audited results of operations for the years ended May 31, 2016 and 2015, and the percentage change between 2016 and 2015.

	Year Ended May 31,
	2016	Percentage Change	2015	Percentage Change	2014
	(U.S. $)		(U.S. $)		(U.S. $)

Revenue	$22,187,094	217%	$6,996,100	49%	$4,710,165
Cost of revenue	(12,550,550)	3,331%	(356,813)	1%	(354,085)
Gross profit	9,636,544	45%	6,639,287	52%	4,356,080
Selling expenses	1,229,968	1,013%	110,492	13%	97,520
General and administrative expenses	795,516	91%	416,143	6%	391,546
Total operating expenses	2,025,484	285%	526,635	8%	489,066
Operating income	7,661,060	25%	6,112,652	58%	3,867,014
Interest income	420,513	459%	75,167	21%	62,041
Income before provision for income taxes	8,031,573	30%	6,187,819	57%	3,929,055
Provision for income taxes	2,038,643	29%	1,575,705	60%	982,264
Net income	5,992,930	30%	4,612,114	57%	2,946,791
Noncontrolling interests	(299,325)	30%	(229,616)	63%	(140,671)
Net income attributable to common stockholders	$5,693,605	30%	$4,382,498	56%	$2,806,120

Revenue

We provide improvement and upgrading services for garbage processing equipment to our customers. This is a one-time service. We also license a patent to our customers. The patent licensing is limited to five years with payments due annually in advance. During the fiscal year ended May 31, 2016, we began to sell or lease the garbage processing equipment to our customers.

We generated $22,187,094 in revenue for the fiscal year ended May 31, 2016, as compared to $6,996,100 for the fiscal year ended May 31, 2015. Our revenue for the year ended May 31, 2016 increased by $15,190,994 or 217% compared to the revenue for the year ended May 31, 2015. The primary reason for the significant increase in revenue was mainly due to the increase in the sale of equipment and improvement and upgrade services for garbage processing equipment.

We generated $6,996,100 in revenue for the fiscal year ended May 31, 2015, as compared to $4,710,165 for the fiscal year ended May 31, 2014. Our revenue for the year ended May 31, 2015 increased by $2,285,935 or 49% compared to the revenue for the year ended May 31, 2014. The primary reason for the significant increase in revenue was mainly due to the increase in our improvement and upgrading services. The following table sets forth our revenue for the years ended May 31, 2016, 2015 and 2014:

	Twelve Months Ended May 31,
	2016	Percentage Change	2015	Percentage Change	2014
	(U.S. $)		(U.S. $)		(U.S. $)

Improvements and Upgrading Services	$2,907,422	(16%)	$3,481,780	138%	$1,464,300
Patent Leasing	4,079,769	16%	3,514,320	8%	3,245,865
Sales type lease	14,300,324	100%	-	0%	0
Operating lease	899,579	100%	-	0%	0
Total	$22,187,094	217%	$6,996,100	49%	$4,710,165

Improvement and Upgrading Services

During the fiscal year ended May 31, 2016, we provided improvement and upgrading services to seven customers and generated revenue of $2,907,422. For the year ended May 31, 2015, we generated revenue of $3,481,780 from providing improvement and upgrading services to nine customers. For the fiscal year ended May 31, 2014, we generated revenue of $1,464,300 from providing improvement and upgrading services to three unrelated customers.  The services were completed and accepted by the customers and the payments were received in full as of May 31, 2016, 2015 and 2014. While our core business still focuses on providing improvement and upgrading services for customers' garbage processing equipment, we have also begun selling or leasing our garbage processing equipment.

Patent Licensing

During the fiscal year ended May 31, 2016, we generated revenue of $4,079,769 from licensing our patent to 17 unrelated customers. As 14 customers became licensees in the prior year and three customers started on October 1, 2015, patent licensing revenue was recognized for the entire twelve months for these 14 customers. During the fiscal year ended May 31, 2015, we generated revenue of $3,514,320 from patent licensing from 12 unrelated customers. As all the customers became our licensees in the previous year, the patent licensing revenue was recognized for the whole twelve months. For the fiscal year ended May 31, 2014, we generated a total revenue of $3,245,865 from licensing patent to 12 unrelated customers.

Sales Type Lease

During the fiscal year ended May 31, 2016, we leased equipment for garbage processing to two customers. These sales were recognized as sales type leases because title to the equipment will be transferred to the customers at the end of the lease. The equipment was sold for $14,300,324 before value-added tax (the "VAT"). We received 40.2% and 33.7% of the selling price from the two customers during the fiscal years ended May 31, 2016, respectively. We will receive quarterly payments of approximate $1,150,000 during the following three years including interest at 5.25%. For the fiscal years ended May 31, 2015 and 2014, we didn't have any sales type lease revenue.

Operating lease

During the fiscal years ended May 31, 2016, we had four operating leases for a 300-ton and three 500-ton garbage processing system. The lease period is 5 years with annual lease payments of $625,252 and $2,250,908 (for the two 500-ton garbage processing system), respectively, before VAT. The 300-ton garbage processing system was delivered and tested in the beginning of November 2015. The two 500-ton garbage processing systems were delivered and tested in the beginning of January 2016. Another 500-ton garbage processing system was delivered and tested in the end of April 2016. These leases are being accounted for as operating leases because they have no renewal or purchase option. At the end of the five years, either a new lease will be negotiated or the equipment will be returned. For the year ended May 31, 2014 and 2015, we didn't have any operating lease revenue.

Cost of Goods Sold

Our cost of goods sold increased to $12,550,550 for the year ended May 31, 2016 from $356,813 for the fiscal year ended May 31, 2015, which represented an increase of 3,331%. This is mainly attributable to the $11,538,614 cost of the garbage processing equipment sold under the sales type lease. For improvement and upgrading service and patent licensing revenue, the cost primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses. In addition, the cost of the garbage processing equipment also includes various equipment and supplies necessary for assembling and installing equipment and the related labor. For the operating lease revenue, the depreciation of the garbage processing equipment is also included in the cost of revenue. Our cost of revenues increased to $356,813 for the year ended May 31, 2015 from $354,085 for the year ended May 31, 2014, which represented an increase of 1%. Our cost of revenues primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses for the years ended May 31, 2015 and 2014.

Gross Profit

Our gross profit increased to $9,636,544 for the fiscal year ended May 31, 2016 from $6,639,287 for the year ended May 31, 2015. However, our gross profit ratio was reduced significantly due to the cost of garbage processing equipment we sold under the sales type leases. The gross profit ratio for the fiscal years ended May 31, 2016, 2015 and 2014 was 43%, 95% and 92%, respectively. For the fiscal years ended May 31, 2015 and 2014, our business stream has resulted in a high gross margin because we have no cost of products sold. Our cost of goods sold is almost entirely direct labor and patent licensing fees, and other operating expenses.

Selling and Marketing Expenses

Our selling and marketing expenses increased to $1,229,968 for the year ended May 31, 2016 from $110,492 for the year ended May 31, 2015 which represented an increase of 1,013%. Our selling and marketing expenses were primarily comprised of sales employees' salaries, advertising expenses, training expenses and travelling expenses. The increase was mainly due to the significant increase in advertising expenses. Our advertising expenses increased to $898,018 for the year ended May 31, 2016 from $49,135 for the year ended May 31, 2015. In addition, employees' salaries increased as well. Our selling and marketing expenses increased to $110,492 for the year ended May 31, 2015 from $97,520 for the year ended May 31, 2014 which represented an increase of 13%.

General and Administrative Expenses

Our general and administrative expenses increased to $795,516 for the year ended May 31, 2016 from $416,143 for the year ended May 31, 2015, representing a 91% increase. Our general and administrative expenses increased to $416,143 for the year ended May 31, 2015 from $391,546 for the year ended May 31, 2014, representing a 6% increase. Our general and administrative expenses were primarily comprised of employees' salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees. The increase is primarily due to a significant increase of employees' salaries, travelling expenses and entertainment expenses.

Interest income

Despite our large cash balances, the interest income generated for the year ended May 31, 2016 was nominal for principally two reasons: 1) extremely low bank's current deposit interest rate and 2) minimal fluctuation of the annual interest rates within a 0.30% range; The interest income reported is net after deducting bank service charges. For the year ended May 31, 2016, our bank interest was $49,789. For the year ended May 31, 2016, our interest income also includes interest of $370,724 earned on the sales type leases. For the years ended May 31, 2015 and 2014, our interest income was $75,167 and $62,041, respectively. They were all bank interests.

Provision for Income Taxes

Our provision for income taxes increased to $2,038,643 for the year ended May 31, 2016 from $1,575,705 for the year ended May 31, 2015. Our provision for income taxes increased to $1,575,705 for the year ended May 31, 2015 from $982,264 for the year ended May 31, 2014. Our effective tax rate for the years ended May 31, 2016 was approximately the statutory rate of 25%. Our tax filings for the calendar year ended December 31, 2015 were examined by the PRC tax authorities in May 2016. Our prior filings were accepted and no adjustments were proposed. The increase in the provision for income taxes was primarily due to the increase in our pre-tax income.

Net Income

For the year ended May 31, 2016, 2015 and 2014, we generated net income of $5,992,930, $4,612,114 and $2,946,791, respectively.  This represented an increase in net income of $1,380,816 and $1,665,323, respectively, or 30% and 57%, respectively, from the years ended May 31, 2015 and 2014, respectively. The entrusted management agreements assign to Baichuang Consulting 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a "non-controlling interest" of $299,325, $229,616 and $140,671 for the years ended May 31, 2016, 2015 and 2014, respectively, before recognizing net income attributable to the common stockholders of the Company.  After the "non-controlling interest", our net income attributable to the common stockholders' of the Company for the years ended May 31, 2016, 2015 and 2014 was $5,693,605, $4,382,498 and $2,806,120, respectively, representing $0.10, $0.08 and $0.05 per share, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Equity transactions are recorded at their historical amounts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended May 31, 2016, 2015 and 2014, a foreign currency gain (loss) of $(1,805,473), $165,755 and $25,715, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. The foreign currency loss was mainly due to the devaluation of the Chinese currency by approximately 3.5%.

Liquidity and Capital Resources

As of May 31, 2016, we had cash and cash equivalents of $5,771,831, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from cash from operations.

To date, we have financed our operations primarily through cash flows from operations. We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Operating activities

Net cash used in operating activities was $1,247,457 for the fiscal year ended May 31, 2016, as compared with the net cash provided by operating activities of $5,457,579 for the fiscal year ended May 31, 2015. For the fiscal years ended May 31, 2016, the increase in the accounts receivable of $10,079,767, prepaid VAT of $2,286,570 and the increase in security deposit payable of $2,794,865 mainly caused the difference between the net cash used by operating activities and the net income.  For the fiscal year ended May 31, 2015, the net income and the increase in deferred revenue of $309,150 and increase in tax payable of $555,138 principally provided the cash operating activities. Net cash provided by operating activities was $3,399,888 for the fiscal year ended May 31, 2014, the difference between net income and net cash provided by operating activities mainly caused by the increase in deferred income tax of $335,569, increase in deferred revenue of $562,200 and decrease in tax payable of $509,529.

Investing activities

Net cash used in investing activities was $17,533,106 for the fiscal year ended May 31, 2016, as compared with the net cash used in investing activities of $4,002 for the fiscal year ended May 31, 2015. We spent $17,533,106, $4,002 and $16,612 for the fiscal years ended May 31, 2016, 2015 and 2014, respectively, for equipment purchases. The increase for the fiscal year ended May 31, 2016 was principally due to the purchase of garbage processing equipment of approximate $17,830,000 which we are currently leasing under an operating lease. For the fiscal year ended May 31, 2014, we received a refund of deposit for purchase of land use right of $813,500.

Financing activities

For the fiscal year ended May 31, 2016, we did not have any cash provided or used by any financing activities. For the fiscal year ended May 31, 2015, we received a loan of $149,506 from our shareholder and repaid $24,901 to our shareholder. For the fiscal year ended May 31, 2014, we received a loan of $73,000 from our shareholder.

Effect of exchange rate on cash

The negative effect of the exchange rate on cash of $1,820,985 was principally due to the devaluation by the PRC government of their currency. There could be further negative adjustments should the PRC government or the exchange markets further devalue the Chinese currency.

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

Recent Accounting Pronouncements

In April 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606).'' This guidance supersedes current guidance on revenue recognition in Topic 605, "Revenue Recognition.'' In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

CHINA XUEFENG ENVIRONMENTAL ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MAY 31, 2016, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Xuefeng Environmental Engineering, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Xuefeng Environmental Engineering, Inc. and Subsidiaries (the "Company") as of May 31, 2016 and 2015 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended May 31, 2016.  China Xuefeng Environmental Engineering, Inc. and Subsidiaries' management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Xuefeng Environmental Engineering, Inc. and Subsidiaries as of May 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended May 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Xuefeng Environmental Engineering, Inc. and Subsidiaries' internal control over financial reporting as of May 31, 2015 (only) based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 25, 2015, expressed an adverse opinion.

/s/ Wei, Wei & Co., LLP
Wei, Wei, & Co., LLP
Flushing, New York
August 30, 2016

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	May 31,	May 31,
ASSETS	2016	2015

Current assets:
Cash	$5,771,831	$26,373,379
Accounts receivable	4,172,406	-
Prepaid VAT	2,286,570	-
Prepaid expenses	88,477	98,510

Total current assets	12,319,284	26,471,889

Fixed assets, net	17,070,774	16,118

Accounts receivable-non-current	5,907,361	-

Total Assets	$35,297,419	$26,488,007

Current liabilities:
Accounts payable	$774,668	$-
Deferred revenues	2,967,016	2,204,550
Taxes payable	809,415	652,386
Loan from stockholder	480,561	380,073
Accrued liabilities	85,746	53,310
Total current liabilities	5,117,406	3,290,319

Security deposits payable	2,794,868	-

TOTAL LIABILITIES	7,912,274	3,290,319

Stockholders' equity:

Common stock, $0.001 par value per share,75,000,000 shares authorized; 55,200,000 shares issued and outstanding	55,200	55,200
Additional paid-in capital	11,389,049	11,389,049
Statutory reserve fund	1,681,564	1,077,045
Retained earnings	14,390,964	9,301,878
Other comprehensive income	(1,159,422)	582,259

Stockholders' equity before noncontrolling interests	26,357,355	22,405,431
Noncontrolling interest	1,027,790	792,257

Total stockholders' equity	27,385,145	23,197,688

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,297,419	$26,488,007

See accompanying notes to the consolidated financial statements

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
(IN U.S. $)
	For The Year Ended May 31,
	2016	2015	2014
Revenue:
Sales	$21,287,515	$6,996,100	$4,710,165
Lease income	899,579	-	-

Total revenue	22,187,094	6,996,100	4,710,165

Cost of goods sold:
Cost of sales	12,116,076	356,813	354,085
Depreciation expense - leased equipment	434,474	-	-

Total cost of goods sold	12,550,550	356,813	354,085

Gross profit	9,636,544	6,639,287	4,356,080

Operating expenses:
Selling and marketing	1,229,968	110,492	97,520
General and administrative	795,516	416,143	391,546

Total operating expenses	2,025,484	526,635	489,066

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
(IN U.S. $)

	For The Year Ended May 31,
	2016	2015	2014

Income from operations	7,611,060	6,112,652	3,867,014
Interest income	420,513	75,167	62,041

Income before provision for income taxes	8,031,573	6,187,819	3,929,055
Provision for income taxes	2,038,643	1,575,705	982,264

Net income	5,992,930	4,612,114	2,946,791
Noncontrolling interest	(299,325)	(229,616)	(140,671)

Net income attributable to common stockholders	$5,693,605	$4,382,498	$2,806,120

Earnings per common share, basic and diluted	$0.10	$0.08	$0.05

Weighted average shares outstanding, basic and diluted	55,200,000	55,200,000	55,200,000

Comprehensive Income:
Net Income	$5,992,930	$4,612,114	$2,946,791
Foreign currency translation adjustment	(1,805,473)	165,755	25,715

Comprehensive income	4,187,457	4,777,869	2,972,506
Comprehensive income attributable to noncontrolling interests	(235,533)	(234,935)	(141,096)

Net Comprehensive income attributable to common stockholders	$3,951,924	$4,542,934	$2,831,410

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014 (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, May 31, 2013	$55,200	$11,389,049	$2,880,650	$416,226	$309,655	$396,533	$15,447,313

Net income	-	-	2,806,120	140,671	-	-	2,946,791

Appropriation to statutory reserve	-	-	(294,678)	-	294,678	-	-

Foreign currency translation adjustment	-	-	-	425	-	25,290	25,715

Balance, May 31, 2014	55,200	11,389,049	5,392,092	557,322	604,333	421,823	18,419,819

Net income	-	-	4,382,498	229,616	-	-	4,612,114

Appropriation to statutory reserve	-	-	(472,712)	-	472,712	-	-

Foreign currency translation adjustment	-	-	-	5,319	-	160,436	165,755
Balance, May 31, 2015	$55,200	$11,389,049	$9,301,878	$792,257	$1,077,045	$582,259	$23,197,688
Net income	-	-	5,693,605	299,325	-	-	5,992,930

Appropriation to statutory reserve	-	-	(604,519)	-	604,519	-	-

Foreign currency translation adjustment	-	-	-	(63,792)	-	(1,741,681)	(1,805,473)
Balance, May 31, 2016	$55,200	$11,389,049	$14,390,964	$1,027,790	$1,681,564	$(1,159,422)	$27,385,145

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
(IN U.S. $)

	For the Year Ended May 31,
	2016	2015	2014

Cash flows from operating activities:
Net income	$5,992,930	$4,612,114	$2,946,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	478,450	11,633	14,922
Deferred income taxes	-	-	335,569
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(10,079,767)	-	-
(Increase) in prepaid VAT	(2,286,570)	-	-
Decrease (increase) in prepaid expenses	10,033	(775)	(239)
Increase in accounts payable	774,668	-	-
Increase in deferred revenue	762,466	309,150	562,200
Increase in security deposit payable	2,794,868	-	-
Increase (decrease) in taxes payable	157,029	555,138	(509,529)
Increase (decrease) in accrued liabilities	148,436	(29,681)	50,174

Net cash (used in) provided by operating activities	(1,247,457)	5,457,579	3,399,888

Cash flows from investing activities:
Refund of deposit for purchase of land use right	-	-	813,500
Purchase of equipment	(17,533,106)	(4,002)	(16,612)

Net cash (used in) provided by investing activities	(17,533,106)	(4,002)	796,888

Cash flows from financing activities:
Repayment of stockholder loan	-	(24,901)	-
Proceeds from stockholder loan	-	149,506	73,000

Net cash provided by financing activities	-	124,605	73,000
Effect of exchange rate changes on cash	(1,820,985)	165,593	17,842

Net increase in cash	(20,601,548)	5,743,775	4,287,618
Cash, beginning	26,373,379	20,629,604	16,341,986

Cash, end	$5,771,831	$26,373,379	$20,629,604
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$1,836,226	$1,029,753	$1,163,119

Noncash financing activities

Payment of accrued liabilities by shareholder in the form of loan	$100,488	$120,000	$-

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
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
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
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
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
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
10%
90%
Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF ACCOUNTING AND PRESENTATION
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The consolidated financial statements for the years ended May 31, 2016, 2015 and 2014 include China Xuefeng Environmental Engineering Inc., and its wholly owned subsidiaries, Inclusion, Lotus and Baichuang Consulting and its VIE, Jiangsu Xuefeng.  All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.
All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars ("US Dollar" or "US$" or "$").

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
(IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITY (CONTINUED)

The following financial statement amounts and balances of Jiangsu Xuefeng have been included in the accompanying consolidated financial statements.

ASSETS	May 31, 2016	May 31, 2015

Current assets:
Cash	$5,587,133	$26,166,628
Account receivable	4,172,406	-
Prepaid VAT	2,286,570	-
Prepaid expenses	87,492	97,526

Total current assets	12,133,601	26,264,154

Fixed assets, net	17,070,774	16,118

Account receivable-noncurrent	5,907,361	-

TOTAL ASSETS	$35,111,736	$26,280,272

LIABILITIES

Current liabilities:
Due to China Xuefeng Environmental Engineering, Inc. (1)	$6,609,043	$7,105,281
Payable to WFOE (2)	13,958,489	9,418,509
Accounts payable	774,665	-
Deferred revenue	2,967,016	2,204,550
Taxes payable	635,027	516,371
Loan from stockholder	276,888	297,678
Accrued liabilities	42,746	17,310

Total current liabilities	25,263,874	19,559,699

Deposit payable-noncurrent	2,794,868	-

TOTAL LIABILITIES	$28,058,742	$19,559,699

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
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

(2)
Payable to WFOE represents outstanding amounts due to Baichuang Information Consulting (Shenzhen) Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Jiangsu Xuefeng in exchange for 95% of Jiangsu Xuefeng's net income and additional monthly payments of RMB 100,000 (approximately US$15,630).  During the years ended May 31, 2016 and 2015, Jiangsu Xuefeng did not make any payment to the WOFE.

	For The Year Ended May 31,
	2016	2015	2014

Revenue	$22,187,094	$6,996,100	$4,710,165

Net income (3)	$5,986,495	$4,592,321	$2,813,421

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE, which is not reflected above.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
(IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITY (CONTINUED)

	For The Year Ended May 31,
	2016	2015	2014

Net cash (used in) provided by operating activities	$(1,852,171)	$5,602,927	$3,333,595
Net cash (used in) provided by investing activities	(17,533,106)	(4,002)	796,888
Net cash provided by financing activities	-	70,506	73,000
Effect of exchange rate changes on cash	(1,194,218)	106,219	753

Net (decrease) increase in cash	$(20,579,495)	$5,775,650	$4,204,236

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
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
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
The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	May 31, 2016	May 31, 2015	May 31, 2014

Balance sheet items, except for stockholders' equity, as of year end	0.1519	0.1633	0.1620

Amounts included in the statements of income, statements of changes in stockholders' equity and statements of cash flows	0.1563	0.1627	0.1627

For the years ended May 31, 2016, 2015 and 2014, foreign currency translation adjustments of $(1,805,473), $165,755 and $25,715, respectively, have been reported as other comprehensive income.  Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, "Exceptions to Comprehensive Recognition of Deferred Income Taxes," the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.
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
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
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
Improvement and upgrading service is a one-time service provided to upgrade customer's existing equipment before they opt to license and use our patented technology. The fee for the service would be paid within thirty (30) days upon execution of the contract.
Inspection would be conducted by the customers according to industry standards within three days upon completion of the improvement and upgrading service. Performance testing would then be conducted on the upgraded equipment, which typically can be done within a month. A final inspection assessment report would be provided to the customers within five days upon completion of the testing and Customers would provide the Company with a signed acceptance form if they are satisfied. The Company will recognize the revenue for the improvement and upgrading service once the performance testing is passed and the final evaluation report is provided by the customer.
Patent licensing is limited to five (5) years with payments due annually in advance and recognized as revenue monthly. We are responsible to provide repairing service when necessary, but customers would bear any out of pocket expense relating to the repairing service.
We believe that lease receivables have four potential risks: operation risk, credit risk, accident risk and natural disasters risk.
First, there is no guarantee that the licensee of our patent will have sufficient capital resources to perform the licensing agreement and pay the licensing fee on time or at all. The length of the agreement is up to five (5) years and therefore the Company may not able to collect fees for the entire agreement. Second, there is a potential credit risk for which the licensee may unilaterally terminate the agreement and thus affect the payout of the licensing agreement. Third, accident involving the equipment caused by employees of the licensee may have material adverse effect on the operation of the licensee. This unforeseeable risk could impact the licensee's ability to perform throughout the length of the agreement. Lastly, unforeseeable natural disasters could have a material adverse effect on the production and operation of the Company's licensees. If their operation is impacted by events such as fire, flood or earthquakes, they may need to cease their operation and therefore may be unable to perform their obligations under the agreement.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
(IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Sales-Type Leases

The Company entered into three sales-type lease arrangements during the quarter ended August 31, 2015, with two customers for financing of their purchase of garbage processing equipment.  The arrangements with the customers have a fixed term of three years. Revenue from the sale of the equipment is recognized at the inception of the lease. The payments have been present valued with an annual interest rate of 5.25%. In connection with these arrangements, the Company recognized revenue of $14,300,324 for the year ended May 31, 2016. Future minimum collections (principal and interest) for the years ending May 31 are as follows:

Year Ending
May 31,	Amount

2017	$4,169,759
2018	4,393,019
2019	1,514,342

$10,077,120

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
(IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Operating Leases

The Company entered into three operating lease arrangements with two customers for garbage processing equipment on April 25, 2016, December 28, 2015 and November 6, 2015, respectively. The arrangement with the customer has a fixed term of five years with quarterly payments of $187,576, $375,151 and $156,313, respectively. Revenue from the leasing of the equipment is recognized monthly. In addition, the lease required a security deposit on $729,096, $1,458,192 and $607,580, respectively. At the end of the five years lease term, it will be determined whether the lease will be extended, leased to a new customer or returned to the Company. Future minimum payments for the years ending May 31 are as follows:

Year Ending
May 31,	Amount

2017	$2,876,159
2018	2,876,159
2019	2,876,159
2020	2,876,159
2021	1,823,652

$13,328,288

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
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
Improvement and Upgrade Service
The improvement and upgrade service is a one-time service. By the end of improvement and upgrading services, there is persuasive evidence of an arrangement exists since company has a signed contract with a customer; delivery has occurred and a customer has completed inspection and accepted the improvement and upgrading services then delivered; the fee is fixed and become due within 30 days upon the signing of the contract; and collectability is probable. An inspection is conducted by the customer according to industry standards within three days of the completion of the improvement and upgrade.  An acceptance form is provided by the customer if the inspection is satisfactory.  Performance testing is conducted on the upgraded equipment within one month. A final evaluation report is provided within five days of the completion of the performance testing.  The fee for improvement and upgrade services is fixed and becomes due within 30 days, upon the signing of the contract.  The fees for the improvement and upgrading services are not subject to refund, forfeiture or any other concession if patent licensing is not completed.
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
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
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
The Company also determined that the patent licensing has standalone value because the patent can be licensed separately. The Company uses the vendor-specific objective evidence to determine the price for patent licensing when sold in multiple-element arrangements.  Although not yet being licensed separately, the price established by the management has the relevant authority.  The Company establishes the price of  upgrading and improvement service and the price of patent licensing is determined based on the following method:

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
(IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Multiple-Element Arrangements

Multiple Elements(continued)
Since equipment improvement and upgrade service and patent leasing service are derived from the Company's patented technology, which the Company has the exclusive right to while others must obtain licensing rights to use the technology, the Company have a strong bargaining power in the market to undertake the promotion of its brand and corporate image. Furthermore, the Company uses a profit cost pricing method to determine the price of its product. The Company calculates the price by adding its target profit, or a 90% gross profit margin, to the base product cost to derive the final sale price of its services.
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
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
(IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.
Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.
Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable andsignificant to the overall fair value measurements.
ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of March 31, 2016 and 2015, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, accounts receivable, inventory, advances to suppliers, accounts payable and accrued expenses, and advances from customers approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

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
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
(IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

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

INCOME TAXES
The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes" ("ASC 740"), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  At May 31, 2016, 2015 and 2014, the differences relate entirely to revenue deferred for financial statement purposes.  During the year ended May 31, 2015, as permitted by the PRC tax law, the Company began recognizing revenue from patent licensing fees for income tax purposes, based on when it is earned rather than when it is collected, consistent with the financial statement recognition.  As a result, there are no differences between the basis of assets and liabilities for financial statements and income tax purposes for deferred revenue and, as a result, deferred income taxes are no longer required to be recognized.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of May 31, 2016, 2015 and 2014, the Company does not have a liability for any unrecognized tax benefits.
The income tax laws of various jurisdictions in which the Company, its subsidiaries and the VIE operate are summarized as follows:

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
(IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

United States

The Company is subject to United States tax at graduated rates from 15% to 34%.  No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the years ended May 31, 2016, 2015 and 2014.

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

ADVERTISING COSTS
Advertising costs are charged to operations when incurred.  For the years ended May 31, 2016, 2015 and 2014, advertising expense was $897,944, $49,135 and $35,794, respectively.
STATUTORY RESERVE FUND
Pursuant to corporate law in the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company's registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  For the years ended May 31, 2016, 2015 and 2014, a statutory reserve of $604,519, $472,712 and $294,678, respectively, was required to be allocated to the Company.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
(IN U.S. $)

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606).'' This guidance supersedes current guidance on revenue recognition in Topic 605, "Revenue Recognition.'' In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This accounting standard update is not expected to have a material impact on the Company's financial statements.
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
InAugust 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment is effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.
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
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
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

NOTE 4.   FAIR VALUE MEASUREMENTS
FASB ASC 820, "Fair Value Measurement," specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based on market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of May 31, 2016, 2015 and 2014, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable, deferred revenues, taxes payable and accrued liabilities, approximate their fair values due to the short-term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
(IN U.S. $)

NOTE 5.   FIXED ASSETS

Fixed assets are summarized as follows:

	May 31, 2016	May 31, 2015

Computers and equipment	$52,343	$31,971
Vehicles	87,984	15,302
Investment in leased property	17,425,249	-
Furniture and fixtures	11,395	13,213

	17,576,971	60,486
Less: accumulated depreciation	(506,197)	(44,368)

	$17,070,774	$16,118
For the years ended May 31, 2016, 2015 and 2014, depreciation expense was $478,450, $11,633 and $14,922 respectively.

NOTE 6.   INCOME TAXES

	For the Year Ended May 31
	2016	2015	2014
	(U.S. $)	(U.S. $)	(U.S. $)

Current	$2,038,643	$1,575,705	$646,695
Deferred	-	-	335,569

	$2,038,643	$1,575,705	$982,264

The expected tax rate for income in the PRC is 25% which is approximately the same as the effective tax rate for the periods presented.
The Company is required to file income tax returns in both the PRC and the United States.  PRC tax filings for the tax year ended December 31, 2015 and 2014 were examined by the PRC tax authorities in May 2016 and 2015, respectively. The tax filings were accepted and no adjustments were proposed by the PRC tax authorities.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
(IN U.S. $)

NOTE 6.   INCOME TAXES (CONTINUED)

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service ("IRS") Form 5471, "Information Return of U.S. Persons with Respect to Certain Foreign Corporations" for the fiscal years ended May 31, 2016, May 31, 2015, and May 31, 2014, which is a short year income tax return required to be filed as a result of the change in fiscal year.  Failure to furnish any income tax returns and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.
In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. Federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through May 31, 2016. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. Federal income taxes, interest and penalties. The tax years ended May 31, 2016, 2015 and 2014 remain open to examination by the IRS.

NOTE 7.   RELATED PARTY TRANSACTIONS

On August 5, 2012, the Company entered into an agreement to lease the patent rights on garbage recycling processing technology from Li Yuan, one of the Company's stockholders.  Under the current terms, the Company is required to pay a fee of $12,505 (RMB 80,000) each month for five years from September 2012 to August 2017.  The related prepaid patent leasing fees of $85,061, $91,448 and $90,720 are included in prepaid expenses on the consolidated balance sheets as of May 31, 2016, 2015 and 2014, respectively.
The remaining payments for the patent rights are as follows:

Year Ending
May 31,	Amount

2017	$150,060
2018	37,516

$187,576

The Company obtained a demand loan from Li Yuan, a stockholder which is non-interest bearing.  The total loan of approximately $480,000 represents $401,000 of expenses paid by the stockholder and  payments of approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. The balance is reflected as loan from stockholder as of May 31, 2016, 2015 and 2014.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
(IN U.S. $)

NOTE 8.   LEASES

The Company leases office space under a one-year operating lease from an unrelated third party, which expired on March 31, 2016.  The lease required the Company to prepay the rental for one year of $6,784 (RMB 44,664).  The related prepayments of $0, $6,078 and $6,078 are included in prepaid expenses on the consolidated balance sheets as of May 31, 2016, 2015 and 2014, respectively.  The lease provides for renewal options but the Company ceased the lease.  Rent expense for the year ended May 31, 2016, 2015 and 2014 was $5,818, $7,267 and $7,267, respectively.
The Company entered into a new lease agreement with an unrelated third party for new office space, which commenced on April 1, 2016 and expires on March 31, 2019.  The lease requires the Company to prepay the semi-annual rental of $3,645 (RMB 24,000). The lease provides for renewal options.
Future minimum payments for the years ending May 31 are as follows:
Year Ending
May 31,	Amount

2017	$7,503
2018	7,503
2019	6,288

$21,294
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
The Company did not file the information reports for the years ended December 31, 2015, 2014 and 2013 concerning its interest in foreign bank accounts on form TDF 90-22.1, "Report of Foreign Bank and Financial Accounts" ("FBAR"). Not complying with the FBAR reporting and recordkeeping requirements will subject the Company to civil penalties up to $10,000 for each year it has foreign bank accounts.  The Company has not determined the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
(IN U.S. $)

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

Major customers

For the years ended May 31, 2016, 2015 and 2014, the Company had two, none and three different customers that accounted for 66%, 0% and 44% of revenue, respectively. Two customers accounted for 100% accounts receivable at May 31, 2016.

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

The condensed financial information of the Company's US parent only balance sheets as of May 31, 2016 and 2015, and the US parent company only statements of income, and cash flows for the years ended May 31, 2016, 2015 and 2014 are as follows:

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
(IN U.S. $)

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

Condensed Balance Sheets

ASSETS	May 31, 2016	May 31, 2015

Investment in subsidiaries and VIE	$26,893,033	$22,818,109

TOTAL ASSETS	$26,893,033	$22,818,109

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Loan from stockholder	$492,678	$376,678
Accrued liabilities	43,000	36,000

Total current liabilities	535,678	412,678

Stockholders' equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 55,200,000 shares issued and outstanding	55,200	55,200
Additional paid-in capital	11,389,049	11,389,049
Statutory reserve fund	1,681,564	1,077,045
Retained earnings	14,390,964	9,301,878
Other comprehensive income	-1,159,422	582,259

Total stockholders' equity	26,357,355	22,405,431

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,893,033	$22,818,109

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
(IN U.S. $)

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

Condensed Statements of Income
	For The Year Ended May 31,
	2016	2015	2014

Revenues:
Share of earnings from investment in subsidiaries and VIE	$3,951,924	$4,497,498	$2,929,120

Operating expenses:
General and administrative	123,000	115,000	123,000

Net income	$3,828,924	$4,382,498	$2,806,120

Condensed Statements of Cash Flows
	For The Year Ended May 31,
	2016	2015	2014

Cash flows from operating activities:
Net income	$3,828,924	$4,382,498	$2,806,120
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	-3,951,924	-4,497,498	-2,929,120
Increase ( decrease) in accrued liabilities	123,000	-32,683	50,136

Net cash (used by) operating activities	-	-147,683	-72,864

Cash flows from financing activities:
Proceeds from stockholder loan	-	147,683	72,864

Net cash provided by financing activities	-	147,683	72,864

Net increase in cash	-	-	-
Cash, beginning of year	-	-	-

Cash, end of year	$-	$-	$-

Noncash financing activities:
Payment of accrued liabilities by shareholder	$100,438	$147,683	$72,864

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
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

Restricted Net Assets
Under PRC laws and regulations, the Company's PRC subsidiary and VIE are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances.  The restricted net assets of the Company's PRC subsidiary and VIE amounted to $26,357,355 and $22,405,431 as of May 31, 2016 and 2015, respectively.
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014
(IN U.S. $)

NOTE 13. Subsequent Event
In August 2016, the Company entered into an agreement to acquire Linyi County Xuefeng Renewable Resources Utilization Technology Co., Ltd (“Linyi Xuefeng”), a wholly-owned by Mr. Li Yuan private-held company. Pursuant to the transfer agreement, Mr. Li Yuan is transferring 100% of his shares of Linyi Xuefeng to the Company in exchange for RMB 10,000,000 (approximately USD$1,505,479) associated with issuance of additional common shares of the Company. The specific transfer price is based upon the net asset amount in Linyi Xuefeng’s audit report as of May 31, 2016. From the date of signing this agreement through the period when Mr. Li Yuan and the Company complete all obligations of performing the agreement, Mr. Li Yuan shall not transfer any assets of Linyi Xuefeng under any circumstances.

Upon acquisition, Linyi Xuefeng will become a wholly-owned subsidiary of the Company. The acquisition will be accounted for as a business combination.

Item 9.   Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

Not applicable.

Item 9A.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management's Annual Report on Internal Control over Financial Reporting

Management, including our PEO and PFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of December 31, 2011 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on that evaluation, the PEO and PFO concluded that, as of December 31 2011, the Company had a material weakness with respect to its internal controls over financial reporting because it did not have a sufficient number of personnel to provide for adequate segregation of duties and independent review and approval of specific transactions.  In addition, the Company lacked a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP).

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

(c) Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

On August 4, 2016, the Company entered into an agreement to acquire 100% interest in Linyi County Xuefeng Renewable Resources Utilization Technology Co., Ltd ("Linyi Xuefeng"), a privately held company owned by our CEO and Chairman of the Board, Yuan Li. Pursuant to the transfer agreement, Mr. Yuan transferred 100% of his shares of Linyi Xuefeng to the Company in exchange for RMB 10,000,000 (approximately USD$1,505,479) consists of cash and stock. The specific transfer price is based upon the net asset amount in Linyi Xuefeng's audit report as of May 31, 2016. From the date of signing this agreement to the period when Mr. Li Yuan and the Company complete all obligations of performing the agreement, Mr. Li Yuan shall not transfer any assets of Linyi Xuefeng under any circumstances.

Upon acquisition, Linyi Xuefeng will become a wholly-owned subsidiary of the Company. The acquisition will be accounted for as a business combination.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees are listed below.

Name	Age	Position(s)

Li Yuan	41	Chairman of the Board and Chief Executive Officer
Yi Yuan	51	Director
Xiaojun Zhuang	43	Director
Kuanfu Fan	41	Chief Financial Officer, Secretary and Treasurer

Name	Age	Position	Officer and/or Director Since

Li Yuan	41	Chairman of the Board and Chief Executive Officer	November 2012

Yi Yuan	51	Director	November 2012

Xiaojun Zhuang	43	Director	November 2012

Kuanfu Fan	41	Chief Financial Officer, Secretary and Treasurer	November 2012

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

Director Independence

We currently do not have any independent directors, as the term "independent" is defined by the rules of the Nasdaq Marketplace Rules.

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

Except as set forth in our discussion below in "Certain Relationships and Related Transactions," none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company's common stock are not required to comply with Section 16 of the Exchange Act.

Code of Ethics

We have not adopted a Code of Ethics that is applicable to our Chief Executive Officer and chief financial and principal accounting officer. We are in the process of formulating a code of ethics and intend to adopt one in the future.

Item 11.   Executive Compensation

Summary Compensation Table

The following table sets forth in U.S. dollars information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered to Jiangsu Xuefeng in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000. All the officers were paid by Jiangsu Xuefeng in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the May 31, 2016 conversation rate of RMB 6.5854 to $1.00.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)		Total ($)

Li Yuan, Chief Executive Officer	2016	$18,162		$152,544	$170,706
	2015	$18,162	$	*152,544	$170,706
	2014	$18,069	$	*156,192	$174,261

Kuanfu Fan, Chief Financial Officer, Secretary and Treasurer	2016	$9,879		$0	$9,879
	2015	$9,879		$0	$9,879
	2014	$9,043		$0	$9,043

*Annual fee paid for lease of patent rights.

Employment Agreements

The Company does not have any employment agreements with any of its directors or executive officers.  Jiangsu Xuefeng, our operating affiliate, has employment agreements with our Chief Financial Officer, Kuanfu Fan.

Prior to our reverse acquisition of Inclusion, Jiangsu Xuefeng, our operating affiliate was a private limited liability company organized under the laws of the PRC, and in accordance with PRC regulations, the salary of our executives was determined by our shareholders.  In addition, each employee is required to enter into an employment agreement.  Accordingly, all our employees, including management, have executed our employment agreements.  Our employment agreements with our executives provide the amount of each executive officer's salary and establish their eligibility to receive a bonus.

Kuanfu Fan's employment agreement provides for a monthly salary of RMB 4,500 (approximately $711).   The term of the employment contract is three years from October 5, 2012 to 2015.  Mr. Fan is eligible for a bonus which is determined by, and at the discretion of, the board of directors of Jiangsu Xuefeng, based on a review of Mr. FAN's performance.

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to the officers at this time. Other than government severance payments, our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control

PRC employment law requires an employee be paid severance pay based on the number of years worked with the employer at the rate of one month's wage for each full year worked.  Any period of more than six months but less than one year shall be counted as one year. The severance pay payable to an employee for any period of less than six months shall be one-half of his monthly wages. The monthly salary mentioned above is defined as the average salary of 12 months before revocation or termination of the employment contract.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended May 31, 2016.  There are currently no outstanding awards at May 31, 2016.

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date hereof, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock. The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 229 Tongda Avenue, Economic and Technological Development Zone, Suqian, Jiangsu Province, P.R. China 223800.

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

(2)	Based on 55,200,000 shares of Common Stock issued and outstanding as of August 30, 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2015 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation").

On August 5, 2012, the Company entered into an agreement to lease the patent rights on garbage recycling processing technology from Li Yuan, one of the Company's stockholders.  Under the current terms, the Company is required to pay a fee of $12,505 (RMB 80,000) each month for five years from September 2012 to August 2017.  The related prepaid patent leasing fees of $85,061, $91,448 and $90,720 are included in prepaid expenses on the consolidated balance sheets as of May 31, 2016, 2015 and 2014, respectively.
The remaining payments for the patent rights are as follows:

Year Ending
May 31,	Amount

2017	$150,060
2018	37,516

$187,576

The Company obtained a demand loan from Li Yuan, a stockholder which is non-interest bearing.  The total loan of approximately $480,000 represents $401,000 of expenses paid by the stockholder and payments of approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. The balance is reflected as loan from stockholder as of May 31, 2016, 2015 and 2014.

On August 4, 2016, the Company entered into an agreement to acquire 100% interest in Linyi County Xuefeng Renewable Resources Utilization Technology Co., Ltd ("Linyi Xuefeng"), a privately held company owned by our CEO and Chairman of the Board, Yuan Li. Pursuant to the transfer agreement, Mr. Yuan transferred 100% of his shares of Linyi Xuefeng to the Company in exchange for RMB 10,000,000 (approximately USD$1,505,479) consists of cash and stock. The specific transfer price is based upon the net asset amount in Linyi Xuefeng's audit report as of May 31, 2016. From the date of signing this agreement to the period when Mr. Li Yuan and the Company complete all obligations of performing the agreement, Mr. Li Yuan shall not transfer any assets of Linyi Xuefeng under any circumstances.

Item 14.  Principal Accounting Fees and Services

Audit Fees

For the Company's fiscal years ended May 31, 2016, 2015 and 2014, we were billed approximately $85,000, $110,000, and $75,000 for professional services rendered for the audit and review of our financial statements by Wei, Wei & Co., LLP.

Audit Related Fees

There were no fees for audit related services for the years ended May 31, 2016, 2015 and 2014.

Tax Fees

For the Company's fiscal years ended May 31, 2016, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended May 31, 2016, 2015 and 2014.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent registered public accounting firm. For the years ended May 31, 2016, 2015 and 2014, the respective engagement letters for each year were preapproved by the Board of Directors.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

a) The following documents are filed as part of this report:

(1)	Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages 35 through 67 of this report.

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

Exhibit Number	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the S-1 Registration Statement filed with the SEC on July 12, 2011).

3.2	By-Laws (Incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement filed with the SEC on July 12, 2011).

3.3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2012).

10.1	Exclusive Technical Service and Business Consulting Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.2	Call Option Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.3	Proxy Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.4	Share Pledge Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.5	Subscription Agreement dated March 19, 2013 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 21, 2013).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document

101 SCH	XBRL Schema Document

101 CAL	XBRL Calculation Linkbase Document

101 DEF	XBRL Definition Linkbase Document

101 LAB	XBRL Labels Linkbase Document

101 PRE	XBRL Presentation Linkbase Document

+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Xuefeng Environmental Engineering Inc.

Date: August 30, 2016	/s/ Li Yuan
Li Yuan
Chief Executive Officer (Principal Executive Officer)

Date: August 30, 2016	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Li Yuan	Chief Executive Officer and	August 30, 2016
Li Yuan	Chairman of the Board of Directors
(Pricipal Executive Officer)

/s/ Yi Yuan	Director	August 30, 2016
Yi Yuan

/s/ Xiaojun Zhuang	Director	August 30, 2016
Xiaojun Zhuang

/s/ Kuanfu Fan	Chief Financial Officer	August 30, 2016
Kuanfu Fan	(Principal Financial Officer)