Form 10-Q
period 2016-08-31
China Xuefeng Environmental Engineering Inc.
filed 2016-10-17
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: August 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-53741

CHINA XUEFENG ENVIORNMENTAL ENGINEERING INC.
(Exact name of Registrant as specified in its charter)

Nevada	99-0364975
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

The Beijing-Hangzhou Grand Canal Service Center
229 Tongda Avenue
Economic and Technological Development Zone,
Suqian, Jiangsu Province, P.R. China 223800
(Address of principal executive offices and zip Code)

+86 (527) 8437-0508
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☑

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 17, 2016, there were 63,020,871 outstanding shares of common stock of the registrant, par value $0.001 per share.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.
FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $) (UNAUDITED)
	August 31,	May 31,
ASSETS	2016	2016

Current assets:
Cash	$7,670,907	$5,912,106
Accounts receivable	4,166,689	4,173,156
Prepaid VAT	3,581,274	3,735,575
Prepaid expenses	500,347	88,477

Total current assets	15,919,217	13,909,314

Noncurrent assets:
Fixed assets, net	40,706,868	41,603,297
Prepaid Lease	5,797,156	5,913,880
Accounts receivable-non-current	4,760,339	5,907,361
Deferred income tax assets	300,187	280,184

Total noncurrent assets	51,564,550	53,704,722

Total Assets	$67,483,767	67,614,036

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN U.S. $) (UNAUDITED)
	August 31,	May 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2016	2016

Current liabilities:

Accounts payable	$690,399	$1,247,399
Deferred revenues	3,058,646	2,967,016
Taxes payable	750,814	810,428
Loan from stockholder	8,696,914	8,781,471
Accrued liabilities	148,116	165,097
Total current liabilities	13,344,889	13,971,411

Security deposits payable	2,754,278	2,794,868

TOTAL LIABILITIES	16,099,167	16,766,279

Stockholders' equity:
Common stock, $0.001 par value per share, 75,000,000 shares authorized; 63,020,871 shares issued and outstanding	63,021	63,021
Additional paid-in capital	33,518,248	33,518,248
Statutory reserve fund	1,956,240	1,843,520
Retained earnings	17,352,579	16,234,031
Other comprehensive income	(2,574,371)	(1,838,853)

Stockholders' equity before noncontrolling interests	50,315,717	49,819,967
Noncontrolling interest	1,068,883	1,027,790

Total stockholders' equity	51,384,600	50,847,757

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67,483,767	$67,614,036

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)
	Three Months Ended August 31,
	2016	2015

Revenue:

Sales	$1,536,109	$10,865,073
Lease income	592,099	-

Total revenue	2,128,208	10,865,073

Cost of goods sold:
Cost of sales	139,786	8,103,499
Depreciation expense - leased equipment	286,323	-

Total cost of goods sold	426,109	8,103,499

Gross profit	1,702,099	2,761,574

Operating expenses:
Selling and marketing	151,438	252,257
General and administrative	261,854	287,207

Total operating expenses	413,292	539,464
See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)
	Three Months Ended, August 31,
	2016	2015

Income from operations	1,288,807	2,222,110
Interest income	135,165	21,865
Government subsidy	225,899	241,970

Income before provision for income taxes	1,649,871	2,485,945
Provision for income taxes	362,243	566,744

Net income	1,287,628	1,919,201
Noncontrolling interest	(56,360)	(87,987)

Net income attributable to common stockholders	$1,231,268	$1,831,214

Earnings per common share, basic and diluted	$0.02	$0.03

Weighted average shares outstanding, basic and diluted	63,020,871	63,020,871

Comprehensive Income:
Net Income	$1,287,628	$1,919,201
Foreign currency translation adjustment	(750,785)	(1,154,335)

Comprehensive income	536,843	764,866
Comprehensive income attributable to noncontrolling interests	(41,093)	(50,662)

Net Comprehensive income attributable to common stockholders	$495,750	$714,204

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 (IN U.S. $) (UNAUDITED)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, May 31, 2016	$63,021	$33,518,248	$16,234,031	$1,027,790	$1,843,520	$(1,838,853)	$50,847,757

Net income	-	-	1,231,268	56,360	-	-	1,287,628

Appropriation to statutory reserve	-	-	(112,720)	-	112,720	-	-

Foreign currencytranslation adjustment	-	-	-	(15,267)	-	(735,518)	(750,785)

Balance, August 31, 2016	$63,021	$33,518,248	$17,352,579	$1,068,883	$1,956,240	$(2,574,371)	$51,384,600

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)
	For The Three Month Ended
	August 31,
	2016	2015

Cash flows from operating activities:	$1,287,628	$1,919,201
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	311,417	7,373
Amortization for the land lease	31,024	33,230
Increase in deferred income tax assets	(24,219)	(30,974)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	968,029	(10,050,668)
Decrease in prepaid VAT	100,657	-
(Increase) decrease in prepaid expenses	(415,653)	43,437
(Increase) in advance to supplier	-	(2,625,840)
(Decrease) increase in accounts payable and accrued liabilities	(473,197)	543,921
Increase in deferred revenue	135,544	209,399
(Decrease) increase in taxes payable	(48,136)	231,334

Net cash provided by (used in) operating activities	1,873,094	(9,719,587)

Cash flows from investing activities:
Purchase of fixed assets	(17,423)	(9,741,051)

Cash flows from financing activities:
Proceeds from shareholder	-	12,259,848
Effect of exchange rate changes on cash	(96,870)	(1,142,809)

Net increase (decrease) in cash	1,758,801	(8,343,599)
Cash, beginning	5,912,106	26,493,540

Cash, end	$7,670,907	$18,149,941
See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)
	For The Three Month Ended
	August 31,
	2016	2015
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-		$627
Income taxes	$436,072		$689,855

Supplemental disclosure of non-cash activities
Property, equipment, construction in process transferred from prepayment	$-		$834,302
Property, equipment, construction in process accrued	$-		$(11,615)
Payment of accrued liabilities by shareholder	$39,000	$

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

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
In October 2012, Baichuang Consulting (the "WFOE"), a wholly-owned subsidiary of Lotus, entered into a series of contractual arrangements (the "VIE Agreements"). The VIE Agreements include (i) an Exclusive Technical Service and Business Consulting Agreement; (ii) a Proxy Agreement, (iii) Share Pledge Agreement and, (iv) Call Option Agreement with the stockholders of Jiangsu Xuefeng.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

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
On August 4, 2016, Baichuang Information Consulting Co., Ltd ("Baichuang Information") entered into an agreement with Mr. Li Yuan, the sole shareholder of Linyi County Xuefeng Renewable Resources Utilization Technology Co., Ltd ("Linyi Xuefeng"), to purchase his 100% ownership of Linyi Xuefeng. Mr. Li Yuan is the Chief Executive Officer and main shareholder of the Company. The purchase price is to be determined by the audited net assets of the Company as of May 31, 2016, ("payment anticipated to be RMB10,000,000 ($1,500,000 US) in cash and the balance to be paid in common shares of China Xuefeng at 75% of the closing price of the last trading day of stock delivery").  In any event, the payment method of specific amount and securities shall be separately accounted for and discussed after the audit report is issued.
On October 7, 2016, a supplementary agreement was entered between both parties to finalize the purchase based upon the audited net asset value of $ 23,462,612 on May 31, 2016. The supplementary agreement indicated that the transfer price is $3 per share consisting entirely of stock of the Company.  Accordingly, 7,820,871 shares were issued to Mr. Li Yuan.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 1.   ORGANIZATION (CONTINUED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF ACCOUNTING AND PRESENTATION
The unaudited interim consolidated financial statements of the Company as of August 31, 2016 and for the three months ended August 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Form 10-K filed with the SEC. The results of operations for the three months ended August 31, 2016 are not necessarily indicative of the results to be expected for future three months or for the year ending May 31, 2017.
The acquisition of Linyi Xuefeng was treated as a combination of entities under common as Mr. Li Yuan was the chief executive officer and major shareholder of both companies. An acquisition of an entity under common control is treated similar to a "pooling of interest." Accordingly, the financial statements of the Company include the historical balances of Linyi Xuefeng as if the acquisition occurred on the first day of the earliest period presented.
All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars ("US Dollar" or "US$" or "$").

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
VARIABLE INTEREST ENTITY (CONTINUED)
The following financial statement amounts and balances of Jiangsu Xuefeng have been included in the accompanying consolidated financial statements.
ASSETS	August 31, 2016	May 31, 2016
	(Unaudited)
Current assets:
Cash	$6,538,804	$5,587,133
Account receivable	4,165,891	4,172,406
Prepaid VAT	2,153,313	2,286,570
Prepaid expenses	497,566	87,492

Total current assets	13,355,574	12,133,601

Fixed assets, net	16,542,498	17,070,774

Account receivable-noncurrent	4,760,339	5,907,361

TOTAL ASSETS	$34,658,411	$35,111,736

LIABILITIES

Current liabilities:
Due to China Xuefeng Environmental Engineering, Inc. (1)	$6,513,058	$6,609,043
Payable to WFOE (2)	15,700,755	13,958,489
Accounts payable	254,471	774,665
Deferred revenue	2,385,045	2,967,016
Taxes payable	565,832	635,027
Loan from stockholder	272,866	276,888
Accrued liabilities	41,235	42,746

Total current liabilities	25,733,262	25,263,874

Deposit payable-noncurrent	2,754,278	2,794,868

TOTAL LIABILITIES	$28,487,540	$28,058,742

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

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

(2)
Payable to WFOE represents outstanding amounts due to Baichuang Information Consulting (Shenzhen) Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Jiangsu Xuefeng in exchange for 95% of Jiangsu Xuefeng's net income and additional monthly payments of RMB 100,000 (approximately US$15,630).  During the three months ended August 31, 2016 and 2015, Jiangsu Xuefeng did not make any payment to the WOFE.

	For The Three Months Ended August 31,
	2016	2015
	(Unaudited)	(Unaudited)
Revenue	$2,128,208	$10,865,073

Net income (3)	$1,127,203	$1,759,742

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE, which is not reflected above.

	For The Three Months Ended August 31,
	2016	2015
	(Unaudited)	(Unaudited)

Net cash provided by (used in) operating activities	$1,056,516	$(9,650,785)
Net cash (used in) investing activities	(17,423)	(178,100)
Effect of exchange rate changes on cash	(87,422)	(740,497)

Net increase (decrease) in cash	$951,671	$(10,569,382)

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

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
ACQUISITION OF LINYI XUEFENG
The following financial statement amounts and balances of Linyi Xuefeng have been included in the accompanying consolidated financial statements.
	August 31,	May 31,
	2016	2016
	(Unaudited)

TOTAL ASSETS	$32,642,934	$32,316,617

TOTAL LIABILITIES	$9,368,758	$8,854,005

	For The Three Months Ended August 31,
	2016	2015
	(Unaudited)	(Unaudited)

TOTAL OPERATING EXPENSES	$97,035	$124,240

TOTAL OTHER INCOME	$226,058	$242,315

NET INCOME	$153,242	$149,049

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

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
The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:
	August 31, 2016	May 31, 2016	August 31, 2015

Balance sheet items, except for stockholders' equity, as of year end	0.1497	0.1519	N/A

Amounts included in the statements of income, statements of changes in stockholders' equity and statements of cash flows	0.1506	N/A	0.1613

For the three months ended August 31, 2016 and 2015, foreign currency translation adjustments of $(750,785) and $(1,154,335), respectively, have been reported as other comprehensive income.  Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, "Exceptions to Comprehensive Recognition of Deferred Income Taxes," the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION (CONTINUED)
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
Linyi Xuefeng's income relates solely to government for city pollution garbage processing system constructions.  Government subsidy are recognized as earned when grant expenses are incurred up to the maximum amount allowed for each grant award.
Sales-Type Leases
The Company entered into three sales-type lease arrangements during the three months ended August 31, 2015, with two customers for financing of their purchase of garbage processing equipment.  The arrangements with the customers have a fixed term of three years. Revenue from the sale of the equipment is recognized at the inception of the lease. The payments have been present valued with an annual interest rate of 5.25%. In connection with these arrangements, the Company recognized revenue of $14,300,324 for the year ended May 31, 2016. Future minimum collections for the year ending May 31 are as follows:

Year Ending
May 31,	Amount

2017	$3,102,134
2018	4,329,537
2019	1,492,458

$8,924,129

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION (CONTINUED)
Operating Leases
The Company entered into three operating lease arrangements with two customers for garbage processing equipment on April 25, 2016, December 28, 2015 and November 6, 2015, respectively. The arrangement with the customer has a fixed term of five years with three monthly payments of $180,719, $361,438 and $150,599, respectively. Revenue from the leasing of the equipment is recognized monthly. In addition, the lease required a security deposit on $718,507, $1,437,014 and $598,756, respectively. At the end of the five years lease term, it will be determined whether the lease will be extended, leased to a new customer or returned to the Company. Future minimum payments for the years ending May 31 are as follows:
Year Ending
May 31,	Amount

2017	$2,078,266
2018	2,771,022
2019	2,771,022
2020	2,771,022
2021	1,756,988

$12,148,320
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
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION (CONTINUED)
Multiple-Element Arrangements (Continued)
Multiple Elements (continued)
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
ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of August 31, 2016 and May 31, 2016, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, accounts receivable, prepaid VAT, accounts payable and accrued expenses, and deferred revenue approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.
CASH AND CASH EQUIVALENTS
The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

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
Computers and equipment	3 years
Motor vehicles	4 years
Furniture and fixtures	5 years
Investment in leased property	15 years
Machinery	10 years
Building and improvement	20 years
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
DEFERRED REVENUE
Deferred revenue is advance payments received for patent licensing fees and received from government for city pollution garbage processing system constructions. These payments received, but not yet earned, are recognized as deferred revenue in the consolidated balance sheets.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES
The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes" ("ASC 740"), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  At August 31, 2016 and May 31, 2016, the differences relate entirely to revenue deferred for financial statement purposes.  During the year ended May 31, 2015, as permitted by the PRC tax law, the Company began recognizing revenue from patent licensing fees for income tax purposes, based on when it is earned rather than when it is collected, consistent with the financial statement recognition.  As a result, there are no differences between the basis of assets and liabilities for financial statements and income tax purposes for deferred revenue and, as a result, deferred income taxes are no longer required to be recognized.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of August 31, 2016 and May 31, 2016, the Company does not have a liability for any unrecognized tax benefits.
The income tax laws of various jurisdictions in which the Company, its subsidiaries and the VIE operate are summarized as follows:
United States
The Company is subject to United States tax at graduated rates from 15% to 34%.  No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three months ended August 31, 2016 and 2015.
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES (CONTINUED)
Hong Kong
Lotus is incorporated in Hong Kong.  Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.
ADVERTISING COSTS
Advertising costs are charged to operations when incurred.  For the three months ended August 31, 2016 and 2015, advertising expense was $90,359 and $183,076, respectively.
STATUTORY RESERVE FUND
Pursuant to corporate law in the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company's registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  For the three months ended August 31, 2016 and 2015, a statutory reserve of $112,720 and $194,220, respectively, was required to be allocated to the Company.
VALUE ADDED TAX ("VAT")
All China-based enterprises are subject to a VAT imposed by the PRC government on their domestic product sales.  The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when the Company purchases goods from its vendors. Input VAT rates are 17% for the purchasing activities conducted by the Company. Output VAT rate is 17% for all products.  The input VAT can be offset against the output VAT.  The VAT payable will be presented on the balance sheets when input VAT is less than the output VAT.  Recoverable balance will be presented on the balance sheets when input VAT is larger than the output VAT.
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.
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
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)
In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).  This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items.  The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively.  A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  This accounting standard update did not have a material impact on the Company's consolidated financial statements.
NOTE 4.   FIXED ASSETS
Fixed assets are summarized as follows:
	August 31,	May 31,
	2016	2016
	(Unaudited)

Computers and equipment	$81,193	$64,818
Vehicles	86,707	87,984
Investment in leased property	17,172,179	17,425,249
Production facilities	8,391,757	8,515,428
Furniture and fixtures	18,177	18,445
Building and improvement	15,792,189	16,024,922

	41,542,202	42,136,846
Less: accumulated depreciation	(835,334)	(533,549)

	$40,706,868	$41,603,297
For the three months ended August 31, 2016 and 2015, depreciation expense was $311,417 and $7,373 respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 5.   INCOME TAXES

	For the Three Months Ended August 31,
	2016	2015
	(Unaudited)	(Unaudited)

Current	$386,462	$597,718
Deferred	(24,219)	(30,974)

Total	$362,243	$566,744

As of August 31, 2016, the Company had unused operating loss carry-forwards of approximately $1,200,000 expiring in various years through 2022.

The expected tax rate for income in the PRC is 25%.  The following table reconciles the effective income tax rates with the statutory rates for the three months ended August 31:
	2016	2015

Statutory rate	25%	25%
Government subsidy	3%	2%

Effective income tax rate	22%	23%

The recognized government subsidy by Linyi Xuefeng was tax exempt per notice form the PRC tax authorities and accordingly there is no tax provision to be recognized.
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
 (IN U.S. $) (UNAUDITED)

NOTE 5.   INCOME TAXES (CONTINUED)
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
NOTE 6.   RELATED PARTY TRANSACTIONS
On August 5, 2012, the Company entered into an agreement to lease the patent rights on garbage recycling processing technology from Li Yuan, one of the Company's stockholders.  Under the current terms, the Company is required to pay a fee of $12,048 (RMB 80,000) each month for five years from September 2012 to August 2017.  The related prepaid patent leasing fees of $47,900 and $85,061 are included in prepaid expenses on the consolidated balance sheets as of August 31, 2016 and May 31, 2016, respectively.
The remaining payments for the patent rights are as follows:
Year Ending
May 31,	Amount

2017	$108,432
2018	36,144

$144,576

The Company obtained a demand loan from Li Yuan, a stockholder which is non-interest bearing.  The total loan of approximately $519,000 represents $440,000 of expenses paid by the stockholder and  payments of approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. The balance is reflected as loan from stockholder as of August 31, 2016 and May 31, 2016.
On June 25, 2013, Linyi Xuefeng and the shareholder, Mr. Li Yuan, entered into a loan agreement pursuant to which Mr. Li Yuan provides a loan facility to the Linyi Xuefeng, which are non-interest bearing and expiring on June 30, 2017. The maximum amount of the loan is RMB 200,000,000 (US $32,389,400). Any borrowings in excess of this amount may be negotiated between the parties. On December 17, 2015, a resolution of the board was signed by Mr. Li Yuan, who is the sole shareholder of Linyi Xuefeng, surrendered a loan to the Linyi Xuefeng of RMB 140,000,000 (USD $21,813,260) and treated as a capital contribution to the Linyi Xuefeng. The loans outstanding were $8,180,354 and $8,300,910 as of August 31, 2016 and May 31, 2016, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 6.   RELATED PARTY TRANSACTIONS (CONTINUED)
Linyi Xuefeng also signed a series of agreements with Jiangsu Liding Machinery Manufacturing Co., Ltd ("Jiangsu Liding") for the construction of the garbage recycling processing plant and production facilities purchase. The shareholder of the Company, Mr. Li Yuan, is also the shareholder of Jiangsu Liding. As of August 31, 2016 and May 31, 2016, the purchase amount of $7,714,280 from Jiangsu Liding was delivered in December 2015, and included in the fixed assets of the accompanying consolidated balance sheet as of August 31, 2016 and May 31, 2016.
NOTE 7.  LAND USE RIGHT
On September 6, 2013, the Company signed with Linyi Yanjiazhuang Beizhi Village government to obtain a land use right 66,667 square meters of land at total RMB 40,000,000 (USD$ 6,477,880). In addition, the Company was required to subject a deed tax of RMB 1,200,000 (USD$ 194,336). The purchase of the land was approved by local government on September 9, 2013. The Company fully paid the deed tax of $194,336 when the purchase agreement was signed. The Company paid RMB 25,000,000 (USD$ 4,048,675) on September 25, 2013 and RMB 15,000,000 (USD$ 2,429,205) on November 12, 2013 to local government for the land purchase. The land use right started on September 9, 2013 and ends on September 8, 2063.
The amortization for the land use right for the three months ended August 31, 2016 and 2015 was $31,024 and $33,230, respectively.
NOTE 8.   LEASES
The Company leases one office space under a one-year operating lease from an unrelated third party, which expired on March 31, 2016.  The lease required the Company to prepay the rental for one year of $6,784 (RMB 44,664). The lease provides for renewal options but the Company ceased the lease. The Company entered into a new lease agreement with an unrelated third party for new office space, which commenced on April 1, 2016 and expires on March 31, 2019.  The lease requires the Company to prepay the semi-annual rental of $3,593 (RMB 24,000). The lease provides for renewal options.
The Company leases another office space under a three-year operating lease from an unrelated third party, which expired on May 31, 2016. The lease required the Company to prepay the semi-annual rental. On May 26, 2016, the Company renewed the lease for another three years which ends on May 31, 2019. Rent expense for the three months ended August 31, 2016 and 2015 was $1,807 and $1,936, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 8.   LEASES (CONTINUED)
Future minimum payments for the years ending May 31 are as follows:
Year Ending May 31,	Amount

2017	$11,054
2018	15,030
2019	5,120

$31,204
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
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 11.   CONCENTRATION OF CREDIT AND BUSINESS RISK
Cash and cash equivalents
Substantially all of the Company's bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.
Major customers
For the three months ended August 31, 2016 and 2015, the Company had three and one different customers that accounted for 49% and 67% of revenue, respectively. Two customers accounted for 100% accounts receivable at August 31, 2016 and May 31, 2016.
NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
The condensed financial information of the Company's US parent only balance sheets as of May 31, 2016, and the US parent company only statements of income, and cash flows for the year ended May 31, 2016 are as follows:
Condensed Balance Sheets

ASSETS	May 31, 2016

Investment in subsidiaries and VIE	$50,355,645

TOTAL ASSETS	$50,355,645

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Loan from stockholder	$492,678
Accrued liabilities	43,000

Total current liabilities	535,678

Stockholders' equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 63,020,871 shares issued and outstanding	63,021
Additional paid-in capital	33,518,248
Statutory reserve fund	1,843,520
Retained earnings	16,234,031
Other comprehensive income	(1,838,853)

Total stockholders' equity	49,819,967

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,355,645

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)
Condensed Statements of Income

For The Year Ended May 31,
2016

Revenues:
Share of earnings from investment in subsidiaries and VIE	$3,948,073

Operating expenses:
General and administrative	123,000

Net income	$3,825,073

Condensed Statements of Cash Flows
For The Year Ended May 31,
2016

Cash flows from operating activities:
Net income	$3,825,073
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(3,948,073)
Increase in accrued liabilities	123,000

Net cash (used by) operating activities	-

Net increase in cash	-
Cash, beginning of year	-

Cash, end of year	$-

Noncash financing activities:
Payment of accrued liabilities by shareholder	$100,438

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

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
Restricted Net Assets
Under PRC laws and regulations, the Company's PRC subsidiary and VIE are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances.  The restricted net assets of the Company's PRC subsidiary and VIE amounted to $49,819,967  as of May 31, 2016.
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

FORWARD-LOOKING STATEMENTS

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

Overview

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

Acquisition of Linyi Xuefeng

On August 4, 2016, we entered into an agreement with Mr. Li Yuan, the sole shareholder of Linyi County Xuefeng Renewable Resources Utilization Technology Co., Ltd ("Linyi Xuefeng"), to purchase his 100% ownership of Linyi Xuefeng. Mr. Li Yuan is the Chief Executive Officer and main shareholder of the Company. The purchase price is determined by the audited net assets of Linyi Xuefeng as of May 31, 2016, with payment of RMB10,000,000 in cash and the rest to be paid in common shares of China Xuefeng depending on the 75% closing price of the last trading day. On October 7, 2016, a supplementary agreement was entered between both parties to finalized in accordance to the audited net asset value $ 23,462,612 on May 31, 2016. The transfer price is $3 per share and 7,820,871 shares in total to Mr. Li Yuan without cash consideration. Linyi Xuefeng is primarily engaged in garbage recycling processing and currently still in development stage without any production.

Upon acquisition, Linyi Xuefeng became a wholly-owned subsidiary. The acquisition will be accounted for as a business combination.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	A requirement to have only two years of audited financial statements and only two years of related MD&A;

●	Exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

●	Reduced disclosure about the emerging growth company's executive compensation arrangements; and;

●	No non-binding advisory votes on executive compensation or golden parachute arrangements.

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

Results of Operations

Quarters Ended August 31, 2016 and 2015

The following table sets forth in U.S. dollars, key components of our audited results of operations for the quarters ended August 31, 2016 and 2015, and the percentage change between 2016 and 2015.

	Quarters Ended August 31,
	2016	2015	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$2,128,208	$10,865,073	(80%)
Cost of revenue	(426,109)	(8,103,499)	(95%)
Gross profit	1,702,099	2,761,574	(38%)
Selling expenses	151,438	252,257	(40%)
General and administrative expenses	261,854	287,207	(9%)
Total operating expenses	413,292	539,464	(23%)
Operating income	1,288,807	2,222,110	(42%)
Interest income	361,064	263,835	37%
Income before provision for income taxes	1,649,871	2,485,945	(34%)
Provision for income taxes	362,243	566,744	(36%)
Net income	1,287,628	1,919,201	(33%)
Noncontrolling interests	(56,360)	(87,987)	(36%)
Net income attributable to common stockholders	$1,231,268	$1,831,214	(33%)

Revenue
We provide improvement and upgrading services for garbage processing equipment to our customers. This is a one-time service. We also license a patent to our customers. The patent licensing is limited to five years with payments due annually in advance. During the fiscal year ended May 31, 2016, we began to sell or lease the garbage processing equipment to our customers.
We generated $2,128,208 in revenue for the quarter ended August 31, 2016, as compared to $10,865,073 for the quarter ended August 31, 2015. Our revenue for the quarter ended August 31, 2016 decreased by $8,736,865 or 80% compared to the revenue for the quarter ended August 31, 2015. The primary reason for the significant decrease in revenue was mainly due to the sale of two garbage processing equipment for the quarter ended August 31, 2015 but no such sales during the quarter ended August 31, 2016.
 The following table sets forth our revenue for the quarters ended August 31, 2016 and 2015:

	Quarters Ended August 31,
	2016	2015	Percentage
	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$451,796	$-	100%
Patent Leasing	1,084,313	1,016,190	7%
Sales type lease	-	9,848,883	(100%)
Operating lease	592,099	-	100%
Total	$2,128,208	$10,865,073	(80%)

Improvement and Upgrading Services
During the quarter ended August 31, 2016, we provided improvement and upgrading services to one customer and generated revenue of $451,797. For the quarter ended August 31, 2015, we didn't provide such service to any customer and there was no improvement and upgrading service revenue generated. The services were completed and accepted by the customer and the payment was received in full as of August 31, 2016. While our core business still focuses on providing improvement and upgrading services for customers' garbage processing equipment, we have also begun selling or leasing our garbage processing equipment.
Patent Licensing
During the quarter ended August 31, 2016, we generated revenue of $1,084,313 from licensing our patent to 16 unrelated customers. As all these customers became licensees before this June 1, 2016, patent licensing revenue was recognized for the entire three months for these customers. During the quarter ended August 31, 2015, we generated revenue of $1,016,190 from patent licensing from 14 unrelated customers. As all the customers became our licensees in the previous year, the patent licensing revenue was also recognized for the whole three months.

Sales Type Lease
For the quarter ended August 31, 2016, we didn't have any sales type lease revenue. During the quarter ended August 31, 2015, we leased two equipment for garbage processing to one customers. These sales were recognized as sales type leases because title to the equipment will be transferred to the customers at the end of the lease. The two equipment were sold for $11,523,193 before value-added tax (the "VAT") and $9,848,883 after the VAT. We received 20% of the selling price from the customer during the quarter ended August 31, 2015. We will receive quarterly payments of approximate $1,150,000 during the following three years including interest at 5.25%.
Operating lease
During the quarter ended August 31, 2016, we had four operating leases for a 300-ton and three 500-ton garbage processing system. The lease period is 5 years with annual lease payments of $602,396 and $2,168,626 (for the two 500-ton garbage processing system), respectively, before VAT. The 300-ton garbage processing system was delivered and tested in the beginning of November 2015. The two 500-ton garbage processing systems were delivered and tested in the beginning of January 2016. Another 500-ton garbage processing system was delivered and tested in the end of April 2016. These leases are being accounted for as operating leases because they have no renewal or purchase option. At the end of the five years, either a new lease will be negotiated or the equipment will be returned. For the quarter ended August 31, 2016, we generated operating lease revenue of 592,099 for the four equipment. For the quarter ended August 31, 2015, we didn't have any operating lease revenue.

Cost of Goods Sold
Our cost of goods sold decreased to $426,109 for the quarter ended August 31, 2016 from $8,103,499 for the quarter ended August 31, 2015, which represented a decrease of 95%. This is mainly attributable to the $7,939,056 cost of the garbage processing equipment sold under the sales type lease for the quarter ended August 31, 2015. For improvement and upgrading service and patent licensing revenue, the cost primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses. In addition, the cost of the garbage processing equipment also includes various equipment and supplies necessary for assembling and installing equipment and the related labor. For the operating lease revenue, the depreciation of the garbage processing equipment is also included in the cost of revenue.
Gross Profit
Our gross profit decreased to $1,702,099 for the quarter ended August 31, 2016 from $2,761,574 for the quarter ended August 31, 2015. Our gross profit ratio was significantly increased because our business stream has resulted in a high gross margin for the quarter ended August 31, 2016 without cost of garbage processing equipment under the sales type leases. Our cost of goods sold is almost entirely direct labor and patent licensing fees, and other operating expenses for the quarter ended August 31, 2016. The gross profit ratio for the quarters ended August 31, 2016 and 2015 was 80% and 25%, respectively.
Selling and Marketing Expenses
Our selling and marketing expenses decreased to $151,438 for the quarter ended August 31, 2016 from $252,257 for the quarter ended August 31, 2015 which represented a decrease of 40%. Our selling and marketing expenses were primarily comprised of sales employees' salaries, advertising expenses, training expenses and travelling expenses. The decrease was mainly due to the significant decrease in advertising expenses. Our advertising expenses decreased to $90,359 for the quarter ended August 31, 2016 from $183,076 for the quarter ended August 31, 2015.

General and Administrative Expenses
Our general and administrative expenses decreased to $261,854 for the quarter ended August 31, 2016 from $287,207 for the quarter ended August 31, 2015, representing a 9% decrease.  Our general and administrative expenses were primarily comprised of employees' salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees. The decrease was mainly caused by no fire protection expenses incurred for the quarter ended August 31, 2016 but the expense of $28,228 incurred for the quarter ended August 31, 2015.
Non-operating income
Out non-operating income included interest income and government subsidy. Despite our large cash balances, the interest income generated for the quarter ended August 31, 2016 and 2015 was nominal for principally two reasons: 1) extremely low bank's current deposit interest rate and 2) minimal fluctuation of the annual interest rates within a 0.30% range. The interest income reported is net after deducting bank service charges. For the quarter ended August 31, 2016 and 2015, our bank interest was $4,031 and $21,865, respectively. For the quarter ended August 31, 2016, our interest income also includes interest of $135,165 earned on the sales type leases. Our non-operating income also included government subsidy. Our wholly owned subsidiary, Linyi Xuefeng, received government subsidy of approximate $903,594 (RMB 6,000,000) annually. For the quarter ended August 31, 2016 and 2015, the income of government subsidy was $225,899 and $241,970 under accrue basis, respectively.

Provision for Income Taxes
Our provision for income taxes decreased to $362,243 for the quarter ended August 31, 2016 from $566,744 for the quarter ended August 31, 2015.  Our effective tax rate for the quarter ended August 31, 2016 and 2015 was approximately the statutory rate of 25%. Our tax filings for the calendar year ended December 31, 2015 were examined by the PRC tax authorities in May 2016. Our prior filings were accepted and no adjustments were proposed. The increase in the provision for income taxes was primarily due to the increase in our pre-tax income.
Net Income
For the quarter ended August 31, 2016 and 2015, we generated net income of $1,287,628 and $1,919,201, respectively.  This represented a decrease in net income of $631,573 or 33%. The entrusted management agreements assign to Baichuang Consulting 95% of the income generated from Jiangsu Xuefeng.  For that reason, we reflected a "non-controlling interest" of $56,360 and $87,987 for the quarter ended August 31, 2016 and 2015, respectively, before recognizing net income attributable to the common stockholders of the Company.  After the "non-controlling interest", our net income attributable to the common stockholders' of the Company for the quarter ended August 31, 2016 and 2015 was $1,231,268 and $1,831,214, respectively, representing $0.02 per share and $0.03 per share, respectively.
Foreign Currency Translation Adjustment
Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Equity transactions are recorded at their historical amounts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the quarters ended August 31, 2016 and 2015, a foreign currency (loss) of $(750,785) and $(1,154,335), respectively, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss). The foreign currency loss was mainly due to the devaluation of the Chinese currency by approximately 3.5%.
Liquidity and Capital Resources
As of August 31, 2016, we had cash and cash equivalents of $7,670,907, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from cash from operations and loan from shareholders.
To date, we have financed our operations primarily through cash flows from operations and loan from our shareholder. We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.
Operating activities
Net cash provided in operating activities was $1,873,094 for the quarter ended August 31, 2016, as compared with the net cash used by operating activities of $9,719,587 for the quarter ended August 31, 2015. For the quarter ended August 31, 2016, the decrease in the accounts receivable of $968,029, prepaid VAT of $100,657, depreciation expenses of $311,417, increase in deferred revenue of 135,544, the increase in prepaid expenses of $415,653 and the decrease in accounts payable and other accrued liabilities of $473,197 mainly caused the difference between the net cash provided by operating activities and the net income.  For the quarter ended August 31, 2015, the increase in accounts receivable of $10,050,668, the increase in advance to supplier, the increase in accounts payable of $543,921, the increase in deferred revenue of $209,399 and the increase in tax payable of $231,334 mainly caused the difference between the net cash used by operating activities and the net income.

Investing activities
Net cash used in investing activities was $17,423 for the quarter ended August 31, 2016, as compared with the net cash used in investing activities of $9,741,051 for the quarter ended August 31, 2015. We spent $17,423 and $9,741,051 for the quarter ended August 31, 2016 and 2015, respectively, for fixed assets purchases which were recorded as investing activities.
Financing activities
For the quarter ended August 31, 2016, we did not have any cash provided or used by any financing activities. For the quarter ended August 31, 2015, we received a loan of total $12,259,848 from our shareholder which was mainly used for the construction of Linyi Xuefeng and the payment for U.S professional expenses.
Effect of exchange rate on cash
The negative effect of the exchange rate on cash of $96,870 and $1,142,809, respectively, for the quarters ended August 31, 2016 and 2015 was principally due to the devaluation by the PRC government of their currency. There could be further negative adjustments should the PRC government or the exchange markets further devalue the Chinese currency.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, for the reasons set forth below, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of August 31, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31 2016, the Company determined that there were control deficiencies that constituted the following material weaknesses:

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on August 30, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On August 4, 2016, we entered into an agreement with Mr. Li Yuan, the sole shareholder of Linyi County Xuefeng Renewable Resources Utilization Technology Co., Ltd ("Linyi
Xuefeng"), to purchase his 100% ownership of Linyi Xuefeng. In connection with the acquisition of interest in Linyi Xuefeng, we issued 7,820,871 shares to Mr. Yuan at $3 per share, or an aggregate value of $23,462,612.
The issuance of the shares at the closing of the underlying transactions has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" herewith not "filed".
+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed".

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Xuefeng Environmental Engineering Inc.

Date: October 17, 2016	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer Principal Executive Officer

Date: October 17, 2016	By:	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer Principal Financial Officer