Form 10-Q/A
period 2016-08-31
China Xuefeng Environmental Engineering Inc.
filed 2016-10-20
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No.1)

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

 EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of China Xuefeng Environmental Engineering Inc. for the quarterly period ended August 31, 2016 (the "Form 10-Q"), as filed with the Securities and Exchange Commission (the "SEC") on October 17, 2016, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

China Xuefeng Environmental Engineering Inc.

Date: October 20, 2016	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer Principal Executive Officer

Date: October 20, 2016	By:	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer Principal Financial Officer