Form 10-K/A
period 2016-05-31
China Xuefeng Environmental Engineering Inc.
filed 2016-11-15
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-175483

China Xuefeng Environmental Engineering Inc.
(Exact name of registrant as specified in its charter)

Nevada	99-0364975
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

229 Tongda Avenue Economic and Technological Development Zone Suqian, Jiangsu Province People's Republic of China	223800
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: +86-527-84370508

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

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

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Business	3

	Part II
Item 9A.	Controls and Procedures	14

	PART IV
Item 15.	Exhibits, Financial Statement Schedules	15

Signatures		16

EXPLANATORY NOTE

China Xuefeng Environmental Engineering Inc. (the "Company") is filing this Amendment No. 1 (the "Amendment No. 1") to its Annual Report on Form 10-K for the fiscal year ended May 31, 2016, filed on August 30, 2016 (the "Original 10-K"). Company is filing this Amendment No. 1 to provide i) information regarding Company's customers that account for 10% or more of total revenue in the "Business" section and ii) additional information regarding management's control and procedures over financial.

In accordance with applicable SEC rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amendment includes new certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of filing of this amendment.

No changes have been made to the Original 10-K other than to Item 1 and 9A and to the four certification exhibits. This amendment speaks as of the date of the Original 10-K, does not reflect events that may have occurred after the date of the Original 10-K and does not modify or update in any way the disclosures made in the Original 10-K, except as required to reflect the revisions discussed above. This amendment should be read in conjunction with the Original 10-K and with our filings with the SEC filed subsequent to the filing of the Original 10-K.

PART I

Item 1. Business.

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

Customers

None of the customers individually accounted for more than 10% of the Company's revenue during the year ended May 31, 2015.

The following table sets forth customers individually accounted for more than 10% of our company's revenue for the fiscal years ended May 31, 2016:

The following table sets forth customers individually accounted for more than 10% of our company's revenue for the year ended May 31, 2014:

Name	Revenue	Percentage	Relationship

Gaoyou Zhujia Household Garbage Process Co., Ltd	$732,150	16%	None
Tianjin Yongtai Household Garbage Process Co., Ltd	$707,745	15%	None
Linxiang Municipal Garbage Process Co., Ltd	$634,530	13%	None

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

Item 9A. Control and Procedures.

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

(b) Management's Annual Report on Internal Control over Financial Reporting

Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of May 31, 2016 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on that evaluation, the CEO and CFO concluded that, as of May 31, 2016, the Company had a material weakness with respect to its internal controls over financial reporting because it did not have a sufficient number of personnel to provide for adequate segregation of duties and independent review and approval of specific transactions.  In addition, the Company lacked a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP).

Our management has identified the following steps to address the above material weakness:

(1) We have been working with a financial accountant to assist us in preparing our financial statements in accordance with US GAAP standards and SEC rules and regulations.

(2) We intend to hire, as needed, key accounting personnel with technical accounting expertise and reorganize the finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

Neither this Amendment No. 1 nor the Original 10-K includes an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Amendment No. 1 or the Original 10-K.

(c) Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter or year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART IV

Item 15. EXHIBITS

(a) Exhibits

Exhibit Number	Description

31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.

Dated: November 14, 2016	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2016	By:	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Li Yuan	Chief Executive Officer and	November 14, 2016
Li Yuan	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kuanfu Fan	Chief Financial Officer	November 14, 2016
Kuanfu Fan	(Principal Accounting Officer)

/s/ Yi Yuan	Director	November 14, 2016
Yi Yuan

/s/ Xiaojun Zhuang	Director	November 14, 2016
Xiaojun Zhuang