Form 10-K/A
period 2016-05-31
China Xuefeng Environmental Engineering Inc.
filed 2016-12-28
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

		Page
	PART I
Item 1A.	Risk Factor	2
	Part II
Item 9A.	Controls and Procedures	14
	Part III
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15
	PART IV
Item 15.	Exhibits, Financial Statement Schedules	16

Signatures		16

EXPLANATORY NOTE

China Xuefeng Environmental Engineering Inc. (the "Company") is filing this Amendment No. 2 (the "Amendment No. 2") to its Annual Report on Form 10-K for the fiscal year ended May 31, 2016, filed on August 30, 2016 (the "Original 10-K"), which was subsequently amended on November 15, 2016. Company is filing this Amendment No. 2 to provide disclosure in connection with i) control interest held by Company's President and CEO and a related risk factor and ii) additional information regarding management's control and procedures over financial.

In accordance with applicable SEC rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amendment includes new certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of filing of this amendment.

No changes have been made to the Original 10-K and subsequent amendment other than to Item 1A, 9A and 12 to the four certification exhibits. This amendment speaks as of the date of the Original 10-K, does not reflect events that may have occurred after the date of the Original 10-K and does not modify or update in any way the disclosures made in the Original 10-K, except as required to reflect the revisions discussed above. This amendment should be read in conjunction with the Original 10-K, its subsequent amendment and with our filings with the SEC filed subsequent to the filing of the Original 10-K.

PART I

Item 1A.

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

Through agreements with a group of shareholders, our President and CEO has control over majority interest of the Company.

Since January 4, 2016, our President and CEO Mr. Li Yuan has entered into written authorization agreements with 72 shareholders of the Company, which gave him investing and dispositive power of the shares held by these individuals. As a result and as of the date hereof, Mr. Yuan has a total voting ownership interest of 50.31% and is able to exercise control over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. He also has significant control over our management and policies and will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in Company's best interest.

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

Item 9A. Control and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of May 31, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Neither this Amendment No. 2 nor the Original 10-K and its subsequent amendment includes an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Amendment No. 2 or the Original 10-K and its subsequent amendment.

(c) Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter or year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Officers and Directors
Li Yuan (3)	27,771,120	50.31%
Yi Yuan (3)	2,526,400	4.58%
Xiaojun Zhuang	0	0%
Kuanfu Fan	50,000	0.091%
All directors and executive officers as a group (4 persons)	27,821,120	50.40%
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

(2)	Based on 55,200,000 shares of Common Stock issued and outstanding as of August 30, 2016

(3)
As of August 30, 2016, Mr. Li Yuan has entered into authorization agreement with 72 shareholders of the Company, pursuant to which he has investing and dispositive power of shares held by these individuals including Yi Yuan.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.

Dated: December 27, 2016	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer (Principal Executive Officer)

Dated: December 27, 2016	By:	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Li Yuan	Chief Executive Officer and	December 27, 2016
Li Yuan	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kuanfu Fan	Chief Financial Officer	December 27, 2016
Kuanfu Fan	(Principal Accounting Officer)

/s/ Yi Yuan	Director	December 27, 2016
Yi Yuan

/s/ Xiaojun Zhuang	Director	December 27, 2016
Xiaojun Zhuang