Form 10-Q
period 2016-11-30
China Xuefeng Environmental Engineering Inc.
filed 2017-01-17
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-175483

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

As of January 12, 2017, there were 63,020,871 outstanding shares of common stock of the registrant, par value $0.001 per share.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.
FORM 10-Q

Item 1. Financial Statements.

The following unaudited interim financial statements of China Xuefeng Environmental Engineering Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

China Xuefeng Environmental Engineering Inc.

November 30, 2016 and 2015

Index to the Consolidated Financial Statements

Page

Consolidated Balance Sheets at November 30, 2016 (unaudited) and May 31, 2016

Unaudited Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended November 30, 2016 and 2015	4

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2016 and 2015	5

Notes to Unaudited Consolidated Financial Statements	6

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (IN U.S. $) (UNAUDITED)

	November 30,	May 31,
ASSETS	2016	2016

Current assets:
Cash	$5,240,737	$5,912,106
Accounts receivable	4,092,812	4,173,156
Prepaid VAT	4,106,140	3,735,575
Prepaid expenses	323,165	88,477

Total current assets	13,762,854	13,909,314

Noncurrent assets:
Fixed assets, net	43,492,005	41,603,297
Prepaid lease	5,590,544	5,913,880
Accounts receivable-non-current	3,572,846	5,907,361
Deferred income tax assets	314,779	280,184

Total noncurrent assets	52,970,174	53,704,722

TOTAL ASSETS	$66,733,028	$67,614,036

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (IN U.S. $) (UNAUDITED)

	November 30,	May 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2016	2016

Current liabilities:
Accounts payable	$474,377	$1,247,399
Deferred revenues	2,900,101	2,967,016
Taxes payable	693,048	810,428
Loan from stockholder	8,491,346	8,781,471
Accrued liabilities	124,405	165,097
Total current liabilities	12,683,277	13,971,411

Security deposits payable	2,670,318	2,794,868

TOTAL LIABILITIES	15,353,595	16,766,279

Stockholders' equity:
Common stock, $0.001 par value per share, 75,000,000 shares authorized; 63,020,871 shares issued and outstanding	63,021	63,021
Additional paid-in capital	34,584,997	34,584,997
Statutory reserve fund	2,095,931	1,843,520
Retained earnings	18,832,299	16,234,031
Other comprehensive income	(4,196,815)	(1,877,812)

Total stockholders' equity	51,379,433	50,847,757

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,733,028	$67,614,036

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

	Three Months Ended, November 30,		Six Months Ended, November 30,
	2016	2015	2016	2015

Revenue:
Sales	$1,952,580	$6,219,910	$3,488,689	$17,084,983
Lease income	582,737	45,327	1,174,836	45,327

Total revenue	2,535,317	6,265,237	4,663,525	17,130,310

Cost of goods sold:
Cost of sales	116,543	3,948,609	256,329	12,052,108
Depreciation expense - leased equipment	286,878	22,025	573,201	22,025

Total cost of goods sold	403,421	3,970,634	829,530	12,074,133

Gross profit	2,131,896	2,294,603	3,833,995	5,056,177

Operating expenses:
Selling and marketing	177,205	309,062	328,643	561,319
General and administrative	281,459	308,095	543,313	595,302

Total operating expenses	458,664	617,157	871,956	1,156,621

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

	Three Months Ended, November 30,		Six Months Ended, November 30,
	2016	2015	2016	2015

Income from operations	1,673,232	1,677,446	2,962,039	3,899,556
Interest income	122,129	80,756	257,294	102,620
Government subsidy	222,327	233,849	448,226	475,820

Income before provision for income taxes	2,017,688	1,992,051	3,667,559	4,477,996
Provision for income taxes	454,637	445,800	816,880	1,012,544

Net income	1,563,051	1,546,251	2,850,679	3,465,452
Noncontrolling interest	-	70,452	-	158,439

Net income attributable to common stockholders	$1,563,051	$1,475,799	$2,850,679	$3,307,013

Earnings per common share, basic and diluted	$0.02	$0.02	$0.05	$0.05

Weighted average shares outstanding, basic and diluted	63,020,871	63,020,871	63,020,871	63,020,871

Comprehensive income:
Net Income	$1,563,051	$1,546,251	$2,850,679	$3,465,452
Foreign currency translation adjustment	(1,568,218)	1,051,507	(2,319,003)	(102,828)

Comprehensive income	(5,167)	2,597,758	531,676	3,362,624
Comprehensive income attributable to noncontrolling interests	-	(1,870)	-	(52,532)

Net Comprehensive income attributable to Common stockholders	$(5,167)	$2,595,888	$531,676	$3,310,092

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2016
 (IN U.S. $) (UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, May 31, 2016	$63,021	$34,584,997	$16,234,031	$1,843,520	$(1,877,812)	$50,847,757

Net income	-	-	2,850,679	-	-	2,850,679

Appropriation to statutory reserve	-	-	(252,411)	252,411	-	-

Foreign currency translation adjustment	-	-	-	-	(2,319,003)	(2,319,003)

Balance, November 30, 2016	$63,021	$34,584,997	$18,832,299	$2,095,931	$(4,196,815)	$51,379,433

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

	For The Six Month Ended
	November 30,
	2016	2015
Cash flows from operating activities:
Net income	$2,850,679	$3,465,452
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	618,489	60,216
Amortization for the land lease	61,556	65,346
(Increase) in deferred income tax assets	(48,471)	(65,678)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,024,011	(12,425,625)
(Increase) in inventories	-	(194,070)
(Increase) in prepaid VAT	(552,883)	(1,356,754)
(Increase) decrease in prepaid expenses	(245,628)	82,712
(Increase) in advances to supplier	-	(6,368,880)
(Decrease) increase in accounts payable and accrued liabilities	(654,862)	735,566
Increase in deferred revenue	67,234	102,842
(Decrease) in taxes payable	(85,124)	(120,547)

Net cash provided by (used in) operating activities	4,035,001	(16,019,420)

Cash flows from investing activities:
Purchase of fixed assets	(4,501,517)	(15,902,382)

Cash flows from financing activities:
Loan receive from external	-	459,958
Proceeds from shareholder loan	-	12,688,507
Loan repaid to external	-	(317,213)
Increase in security deposit payable	-	624,400

Net cash provided by financing activities	-	13,455,652
Effect of exchange rate changes on cash	(204,853)	(993,789)

Net (decrease) in cash	(671,369)	(19,459,939)
Cash, beginning	5,912,106	26,493,540

Cash, end	$5,240,737	$7,033,601

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

	For The Six Month Ended
	November 30,
	2016	2015

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes paid	$950,476	$1,005,057
Land appreciation tax paid	2,988	3,172

Supplemental disclosure of non-cash activities

Property, equipment, construction in process transferred from prepayment	$-	$1,592,370

Property, equipment, construction in process accrued	$-	$879,899

Payment of accrued liabilities by shareholder	$89,000	$36,000

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
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

On January 19, 2016, the VIE structure was terminated upon Baichuang Consulting exercising its option to purchase all of the registered equity of Jiangsu Xuefeng.  Baichuang Consulting became the sole owner of Jiangsu Xuefeng

On August 4, 2016, Baichuang Information Consulting Co., Ltd ("Baichuang Information") entered into an agreement with Mr. Li Yuan, the sole shareholder of Linyi County Xuefeng Renewable Resources Utilization Technology Co., Ltd ("Linyi Xuefeng"), to purchase his 100% ownership of Linyi Xuefeng. Mr. Li Yuan is the Chief Executive Officer and main shareholder of the Company. The purchase price was determined by the audited net assets of the Company as of May 31, 2016, initially with a payment of RMB10,000,000 ($1,500,000 US) in cash and the balance to be paid in common shares of China Xuefeng at 75% of the closing price on August 4, 2016. On October 7, 2016, a supplementary agreement was entered between both parties to finalize the purchase based upon the audited net asset value of $ 23,462,612 on May 31, 2016. The supplementary agreement eliminated the cash payment making the entire purchase with stock of the Company. The price utilized was $3 per share and 7,820,871 shares were issued to Mr. Li Yuan.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 1.   ORGANIZATION (CONTINUED)

Linyi Xuefeng also signed a series of agreements with Jiangsu Liding Machinery Manufacturing Co., Ltd ("Jiangsu Liding") for the construction of the garbage recycling processing plant and production facilities purchase. The shareholder of the Company, Mr. Li Yuan, is also the shareholder of Jiangsu Liding (see note 6). As of November 30, 2016 and May 31, 2016, the total purchase amount $7,714,280 from Jiangsu Liding was fully delivered in December 2015, and included in the fixed assets of the accompanying consolidated balance sheet as of November 30, 2016 and May 31, 2016.

 "Linyi Xuefeng was officially approved and incorporated under the laws of the People's Republic of China ("PRC") in June 2013. Mr. Yuan Li was the sole owner since inception. Linyi Xuefeng is constructing a garbage processing plant which is planned to commerce operations in 2017. The only non-operating revenue was a subsidy received from the government for the city pollution garbage processing plant construction."

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth as follows:

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The unaudited interim consolidated financial statements of the Company as of November 30, 2016 and for the three and six months ended November 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Form 10-K filed with the SEC. The results of operations for the three and six months ended November 30, 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending May 31, 2017.

The acquisition of Linyi Xuefeng was treated as a combination of entities under common control as Mr. Li Yuan was the chief executive officer, a major shareholder and had voting control of both companies. An acquisition of an entity under common control is treated similar to a "pooling of interest." Accordingly, the financial statements of the Company has been restated and include the historical balances of Linyi Xuefeng as if the acquisition occurred on the first day of the earliest period presented.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars ("US Dollar" or "US$" or "$").

VARIABLE INTEREST ENTITY

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis.

Until January 19, 2016, the consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its VIE for which it is deemed the primary beneficiary.  On January 19, 2016, the VIE structure was terminated upon Baichuang Consulting exercising its option to purchase all of the registered equity of Jiangsu Xuefeng.  Baichuang Consulting became the sole owner of Jiangsu Xuefeng.  All significant inter-company accounts and transactions have been eliminated in consolidation.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars ("US Dollar" or "US$" or "$").

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACQUISITION OF LINYI XUEFENG

The following financial statement amounts and balances of Linyi Xuefeng have been included in the accompanying consolidated financial statements.

	November 30,	May 31,
	2016	2016
	(Unaudited)

TOTAL ASSETS	$31,383,280	$32,316,617

TOTAL LIABILITIES	$8,670,489	$8,854,005

	For the three months ended November 30,		For the six months ended November 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

TOTAL OPERATING EXPENSES	$96,012	$138,471	$193,047	$262,711

TOTAL OTHER INCOME	$223,004	$233,504	$449,062	$475,819

NET INCOME	$151,244	$129,737	$304,486	$278,786

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	November 30,	May 31,
	2016	2016
	(Unaudited)

Balance sheet items, except for stockholders' equity, as of periods end	0.1451	0.1519

	Three Months Ended November 30,		Six Months Ended November 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Amounts included in the statements of income, statements of changes in stockholders' equity and statements of cash flows	0.1481	0.1572	0.1494	0.1591

For the three months ended November 30, 2016 and 2015, foreign currency translation adjustments of $(1,568,218) and $1,051,507, respectively, for the six months ended November 30, 2016 and 2015, foreign currency translation adjustments of $(2,319,003) and $(102,828), respectively, have been reported as other comprehensive income.  Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, "Exceptions to Comprehensive Recognition of Deferred Income Taxes," the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
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

Linyi Xuefeng's income relates solely to government for city pollution garbage processing system constructions.  Government subsidies are recognized as earned when grant expenses are incurred up to the maximum amount allowed for each grant award.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Sales-Type Leases

The Company entered into three sales-type lease arrangements during the six months ended November 30, 2015, with two customers for financing of their purchase of garbage processing equipment.  The arrangements with the customers have a fixed term of three years.  Revenue from the sale of the equipment is recognized at the inception of the lease.  The payments have been present valued with an annual interest rate of 5.25%.  In connection with these arrangements, the Company recognized revenue of $14,300,324 for the year ended May 31, 2016.  Future minimum collections for the year ending May 31 are as follows:

Year Ending
May 31,	Amount

2017	$2,017,581
2018	4,196,498
2019	1,446,598

$7,660,677

Operating Leases

The Company entered into four operating lease arrangements with three customers for garbage processing equipment on April 25, 2016, December 28, 2015 and November 6, 2015, respectively. The arrangement with the customer has a fixed term of five years with three monthly payments of $179,280 (RMB 1,200,000), $358,560 (RMB2, 400,000), and $149,400 (RMB1, 000,000) respectively. Revenue from the leasing of the equipment is recognized monthly. In addition, the lease required a security deposit on $696,604 (RMB4, 800,000), $1,393, 210 (RMB9, 600,000) and $580,504 (RMB 4,000,000), respectively. At the end of the five years lease term, it will be determined whether the lease will be extended, leased to a new customer or returned to the Company. Future minimum payments for the years ending May 31 are as follows:

Year Ending
May 31,	Amount

2017	$1,374,480
2018	2,748,960
2019	2,748,960
2020	2,748,960
2021	1,743,000

$11,364,360

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of November 30, 2016 and May 31, 2016, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, accounts receivable, prepaid VAT, accounts payable and accrued expenses, and deferred revenue approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

CASH AND CASH EQUIVALENTS

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents

FIXED ASSETS

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED REVENUE

Deferred revenue is advance payments received for patent licensing fees and received from government for city pollution garbage processing system constructions. These payments received, but not yet earned, are recognized as deferred revenue in the consolidated balance sheets.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes" ("ASC 740"), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  At November 30, 2016 and May 31, 2016, the differences relate entirely to revenue deferred for financial statement purposes.  During the year ended May 31, 2015, as permitted by the PRC tax law, the Company began recognizing revenue from patent licensing fees for income tax purposes, based on when it is earned rather than when it is collected, consistent with the financial statement recognition.  As a result, there are no differences between the basis of assets and liabilities for financial statements and income tax purposes for deferred revenue and, as a result, deferred income taxes are no longer required to be recognized.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of November 30, 2016 and May 31, 2016, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 34%.  No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and six months ended November 30, 2016 and 2015.

PRC

Jiangsu Xuefeng and Baichuang Consulting are subject to an Enterprise Income Tax at 25% and file their own tax returns.  Consolidated tax returns are not permitted in China.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
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

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  For the three months ended November 30, 2016 and 2015, advertising expense was $133,741 and $201,946 respectively. For the six months ended November 30, 2016 and 2015, advertising expense was $224,100 and $385,022, respectively.

STATUTORY RESERVE FUND

Pursuant to corporate law in the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company's registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  For the six months ended November 30, 2016 and 2015, a statutory reserve of $252,411 and $341,298, respectively, was required to be allocated to the Company.
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

RECLASSIFICATION

Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect this ASU will have on its consolidated statement of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

In May, 2016, the FASB issued ASU No. 2016-10, Revenue with Contracts with Customers: Narrow-scope Improvements and Practical Expedients, which is an amendment to ASU No. 2014-09 that clarifies the objective of the collectability criterion, to allow entities to exclude amounts collected from customers from all sales taxes from the transaction price, to specify the measurement date for noncash consideration is contract inception, variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, and clarification on contract modifications at transition. The implementation guidelines follow ASU No. 2014-09.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
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

NOTE 4.   FIXED ASSETS

Fixed assets are summarized as follows:

	November 30, 2016	May 31, 2016
	(Unaudited)

Computers and equipment	$78,718	$64,817
Vehicles	84,064	87,984
Investment in leased property	20,975,391	17,425,249
Production facilities	8,135,950	8,515,428
Furniture and fixtures	17,622	18,445
Building and improvement	15,310,793	16,024,922

	44,602,538	42,136,845
Less: accumulated depreciation	(1,110,533)	(533,548)

	$43,492,005	$41,603,297

For the three months ended November 30, 2016 and 2015, depreciation expense was $307,072 and $52,843 respectively. For the six months ended November 30, 2016 and 2015, depreciation expense was $618,489 and $60,216 respectively.

Building and improvements include approximately $7.7 million relating to construction of the garbage recycling processing plant and production facilities purchase (see note 1). Of this amount approximately $10,752 and $21,676 of depreciation has been taken during the three and six months ended November 30, 2016, relating to office furniture and equipment placed in service. The facility has taken longer than originally planned to complete due to government delays and is expected to complete by May 31, 2017. Total investment is expected to be approximately $29 million.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 5.   INCOME TAXES

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$478,886	$480,708	$865,348	$1,078,426
Deferred	(24,249)	(34,908)	(48,468)	(65,882)

Total	$454,637	$445,800	$816,880	$1,012,544

As of November 30, 2016, the Company had unused operating loss carry-forwards of approximately $1,259,000 expiring in various years through 2022.

The expected tax rate for income in the PRC is 25%.  The following table reconciles the effective income tax rates with the statutory rates for the six months ended November 30:

	2016	2015

Statutory rate	25%	25%
Government subsidy	2%	2%

Effective income tax rate	23%	23%

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
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

NOTE 6.   RELATED PARTY TRANSACTIONS

On August 5, 2012, the Company entered into an agreement to lease the patent rights on garbage recycling processing technology from Li Yuan, one of the Company's stockholders.  Under the current terms, the Company is required to pay a fee of $11,952 (RMB 80,000) each month for five years from September 2012 to August 2017.  The related prepaid patent leasing fees of $11,608 and $85,064 are included in prepaid expenses on the consolidated balance sheets as of November 30, 2016 and May 31, 2016, respectively.

The remaining payments for the patent rights are as follows:

Year Ending
May 31,	Amount

2017	$71,712
2018	35,856

$107,568

The Company obtained a demand loan from Li Yuan, a stockholder which is non-interest bearing.  The total loan of approximately $560,000 represents $481,000 of expenses paid by the stockholder and payments of approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. The balance is reflected as loan from stockholder as of November 30, 2016 and May 31, 2016.

On June 25, 2013, Linyi Xuefeng and the shareholder, Mr. Li Yuan, entered into a loan agreement pursuant to which Mr. Li Yuan provides a loan facility to the Linyi Xuefeng, which are non-interest bearing and expiring on June 30, 2017. The maximum amount of the loan is $32,389,400,000 (RMB 200,000,). Any borrowings in excess of this amount may be negotiated between the parties. On December 17, 2015, a resolution of the board was signed by Mr. Li Yuan, who is the sole shareholder of Linyi Xuefeng, surrendered a loan to the Linyi Xuefeng of $21,813,260 (RMB 140,000,000) and treated as a capital contribution to the Linyi Xuefeng. The loans outstanding were $7,930,991 and $8,300,910 as of November 30, 2016 and May 31, 2016, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 6.   RELATED PARTY TRANSACTIONS (CONTINUED)

Linyi Xuefeng also signed a series of agreements with Jiangsu Liding Machinery Manufacturing Co., Ltd ("Jiangsu Liding") for the construction of the garbage recycling processing plant and production facilities purchase. The shareholder of the Company, Mr. Li Yuan, is also the shareholder of Jiangsu Liding. As of November 30, 2016 and May 31, 2016, the total purchase amount $7,714,280 from Jiangsu Liding was fully delivered in December 2015, and included in the fixed assets of the accompanying consolidated balance sheet as of November 30, 2016 and May 31, 2016.

NOTE 7.  LAND USE RIGHT

On September 6, 2013, the Company signed with Linyi Yanjiazhuang Beizhi Village government to obtain a land use right 66,667 square meters of land at total $6,477,880 (RMB 40,000,000). In addition, the Company was required to subject a deed tax of $194,336 (RMB 1,200,000). The purchase of the land was approved by local government on September 9, 2013. The Company fully paid the deed tax of $194,336 when the purchase agreement was signed. The Company paid $4,048,675 (RMB25,000,000) on September 25, 2013 and $2,429,205 (RMB 15,000,000) on November 12, 2013 to local government for the land purchase. The land use right started on September 9, 2013 and ends on September 8, 2063.

The amortization for the land use right for the three months ended November 30, 2016 and 2015 was $30, 532 and $32, 116, respectively. The amortization for the land use right for the six months ended November 30, 2016 and 2015 was $61,556 and $65,346, respectively.

NOTE 8.   LEASES

The Company leases one office space under a one-year operating lease from an unrelated third party, which expired on March 31, 2016. The lease required the Company to prepay the rental for one year of $6,784 (RMB 44,664). The lease provides for renewal options but the Company ceased the lease. The Company entered into a new lease agreement with an unrelated third party for new office space, which commenced on April 1, 2016 and expires on March 31, 2019.  The lease requires the Company to prepay the semi-annual rental of $3,586 (RMB 24,000). The lease provides for renewal options.

The Company leases another office space under a three-year operating lease from an unrelated third party, which expired on May 31, 2016. The lease required the Company to prepay the semi-annual rental. On May 26, 2016, the Company renewed the lease for another three years which ends on May 31, 2019. Rent expense for the three months ended November 30, 2016 and 2015 was $1,779 and $1,882, respectively. Rent expense for the six months ended November 30, 2016 and 2015 was $3,586 and $3,818 respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 8.   LEASES (CONTINUED)

Future minimum payments for the years ending May 31 are as follows:

Year Ending
May 31,	Amount

2017	$7,171
2018	14,701
2019	13,864

$35,736

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 11.   CONCENTRATION OF CREDIT AND BUSINESS RISK (CONTINUED)

Major customers

For the three months ended November 30, 2016 and 2015, top five customers of the Company accounted for 53% of revenue for operating lease and one customers that accounted for 75% of revenue for sale type lease, respectively. For the six months ended November 30, 2016 and 2015, top five customers of the Company accounted for 43% of revenue for operating lease and two customers that accounted for 85% of revenue for sales type lease, respectively. Two customers accounted for 100% accounts receivable at November 30, 2016 and May 31, 2016.

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

The condensed financial information of the Company's US parent only balance sheets as of May 31, 2016, and the US parent company only statements of income, and cash flows for the year ended May 31, 2016 are as follows:

Condensed Balance Sheets

ASSETS	May 31, 2016

Investment in subsidiaries	$51,383,435

TOTAL ASSETS	$51,383,435

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Loan from stockholder	$492,678
Accrued liabilities	43,000

Total current liabilities	535,678

Stockholders' equity:

Common stock, $0.001 par value; 75,000,000 shares authorized; 63,020,871 shares issued and outstanding	63,021
Additional paid-in capital	34,584,997
Statutory reserve fund	1,843,520
Retained earnings	16,234,031
Other comprehensive income	(1,877,812)

Total stockholders' equity	50,847,757

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,383,435

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

Condensed Statements of Income

For The Year Ended May 31,
2016

Revenues:
Share of earnings from investment in subsidiaries and	$6,430,586

Operating expenses:
General and administrative	123,000

Net income	$6,553,586

Condensed Statements of Cash Flows

For The Year Ended May 31,
2016

Cash flows from operating activities:
Net income	$6,553,586
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries	(6,430,586)
Increase in accrued liabilities	123,000

Net cash (used by) operating activities	-

Net increase in cash	-
Cash, beginning of year	-

Cash, end of year	$-

Noncash financing activities:
Payment of accrued liabilities by shareholder	$100,438

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015
(IN U.S. $) (UNAUDITED)

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

Basis of Presentation

The Company records its investment in its subsidiaries under the equity method of accounting.  Such investments are presented as "Investment in subsidiaries" on the condensed balance sheet and the subsidiaries' profits are presented as "Share of earnings from investment in subsidiaries" in the condensed statement of operations.

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

There were no cash transactions in the US parent company during the three and six months ended May 31, 2016.

Restricted Net Assets

Under PRC laws and regulations, the Company's PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company's PRC subsidiaries amounted to approximately $50,848,000 as of May 31, 2016.

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

Overview
We are in the business of providing equipment and upgrade services to optimize garbage-recycling processes. We sell and lease comprehensive and environmental-friendly garbage recycling equipment. We also utilize our licensed patented technology of "comprehensive and harmless garbage-processing equipment" to upgrade software systems and reconstruct hardware for our clients and therefore expand the sorting scope and capacity of our clients' garbage recycling equipment. We also have manufactured, sold and leased garbage-processing equipment commencing since fiscal year ended May 31, 2016. We conduct our operations through our wholly-owned subsidiaries Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. ("Jiangsu Xuefeng") and Linyi County Renewable Resources Utilization Co., Ltd. ("Linyi Xuefeng")

Our Services
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

Acquisition of Linyi Xuefeng

On August 4, 2016, we entered into an agreement with Mr. Li Yuan, the sole shareholder of Linyi County Xuefeng Renewable Resources Utilization Technology Co., Ltd ("Linyi Xuefeng"), to purchase his 100% ownership of Linyi Xuefeng. Mr. Li Yuan is the Chief Executive Officer and main shareholder of the Company. The purchase price is determined by the audited net assets of Linyi Xuefeng as of May 31, 2016, with payment of RMB10, 000,000 in cash and the rest to be paid in common shares of China Xuefeng depending on the 75% closing price of the last trading day. On October 7, 2016, a supplementary agreement was entered between both parties to finalize the purchase and cost based upon the audited net asset value $23,462,612 on May 31, 2016. The transfer price is $3 per share and 7,820,871 shares in total to Mr. Li Yuan without cash consideration. Linyi Xuefeng is primarily engaged in garbage recycling processing and currently still in development stage without any production.

Upon acquisition, Linyi Xuefeng became a wholly-owned subsidiary. The acquisition was accounted for as a business combination.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	A requirement to have only two years of audited financial statements and only two years of related MD&A;

●	Exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

●	Reduced disclosure about the emerging growth company's executive compensation arrangements; and

●	No non-binding advisory votes on executive compensation or golden parachute arrangements.

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

Results of Operations

Three months Ended November 30, 2016 and 2015

The following table sets forth in U.S. dollars, key components of our unaudited results of operations for the three months ended November 30, 2016 and 2015, and the percentage change between 2016 and 2015.

	Three Months Ended November 30,
	2016	2015	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$2,535,317	$6,265,237	(60%)
Cost of revenue	(403,421)	(3,970,634)	(90%)
Gross profit	2,131,896	2,294,603	(7%)
Selling expenses	177,205	309,062	(43%)
General and administrative expenses	281,459	308,095	(9%)
Total operating expenses	458,664	617,157	(26%)
Operating income	1,673,232	1,677,446	(0%)
Other operating income	344,456	314,605	9%
Income before provision for income taxes	2,017,688	1,992,051	1%
Provision for income taxes	454,637	445,800	(0%)
Net income	1,563,051	1,546,251	2%
Noncontrolling interests	-	(70,452)	(100%)
Net income attributable to common stockholders	$1,563,051	$1,475,799	6%

Revenue

We provide improvement and upgrading services for garbage processing equipment to our customers. This is a one-time service. We also license a patent to our customers. The patent licensing is limited to five years with payments due annually in advance. During the fiscal year ended May 31, 2016, we began to sell or lease the garbage processing equipment to our customers.

We generated $2,535,317 in revenue for the three months ended November 30, 2016, as compared to $6,265,237 for the three months ended November 30, 2015. Our revenue for the three months ended November 30, 2016 decreased by $3,729,920 or 60% compared to the revenue for the three months ended November 30, 2015. The primary reason for the significant decrease in revenue was mainly due to the sale of one unit of garbage processing equipment for the three months ended November 30, 2015 but no such sales during the three months ended November 30, 2016.

 The following table sets forth our revenue for the three months ended November 30, 2016 and 2015:

	Three Months Ended November 30,
	2016	2015	Percentage
	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$773,354	$477,300	62%
Patent Leasing	1,179,226	1,036,200	14%
Sales type lease	-	4,706,410	(100%)
Operating lease	582,737	45,327	1,186%
Total	$2,535,317	$6,265,237	(60%)

Improvement and Upgrading Services
During the three months ended November 30, 2016, we provided improvement and upgrading services to one customer and generated revenue of $773,354, comparing to $477,300 for the three months ended November 30, 2015. For the three months ended November 30, 2015, we provided such services to one customer. The services were completed and accepted by the customer and the payment was received in full as of November 30, 2016. While our core business still focuses on providing improvement and upgrading services for customers' garbage processing equipment, we have also begun selling or leasing our garbage processing equipment.

Patent Licensing
During the three months ended November 30, 2016 and 2015, we generated revenue of $1,179,226 and $1,036,200 from licensing our patent to 18 and 15 unrelated customers, respectively. Among of these 18 and 15 unrelated customers, we generated the patent licensing revenue for entire three months from 17 and 14 unrelated customers for the three months ended November 30, 2016 and 2015, respectively.

Sales Type Lease
For the three months ended November 30, 2016, we didn't have any sales type lease revenue. During the three months ended November 30, 2015, we leased one unit of garbage processing equipment to one customer. These sales were recognized as sales type leases because title to the equipment will be transferred to the customers at the end of the lease. The equipment was sold for $4,706,410 after the VAT. We received 20% of the selling price from the customer during the three months ended November 30, 2015. We will receive quarterly payments of approximate $378,480 during the following three years including interest at 5.25%.

Operating lease
During the three months ended November 30, 2016, we had four operating leases for a 300-ton and three 500-ton garbage processing system. The lease period is 5 years with annual lease payments of $597,600 and $2,151,360 (for the three 500-ton garbage processing system), respectively, before VAT. The 300-ton garbage processing system was delivered and tested in the beginning of November 2015. The two 500-ton garbage processing systems were delivered and tested in the beginning of January 2016. Another 500-ton garbage processing system was delivered and tested in the end of April 2016. These leases are being accounted for as operating leases because they have no renewal or purchase option. At the end of the five years, either a new lease will be negotiated or the equipment will be returned. For the three months ended November 30, 2016, we generated operating lease revenue of 582,737 for the four pieces of equipment. For the three months ended November 30, 2015, as the 300-ton garbage processing system was delivered and tested in the beginning of November 2015 and one month's lease payment of $45,327 was recognized as operating lease revenue.

Cost of Goods Sold
Our cost of goods sold decreased to $403,421 for the three months ended November 30, 2016 from $3,970,634 for the three months ended November 30, 2015, which represented a decrease of 90%. This is mainly attributable to the $3, 805,287 cost of the garbage processing unit sold under the sales type lease for the three months ended November 30, 2015. For improvement and upgrading service and patent licensing revenue, the cost primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses. In addition, the cost of the garbage processing equipment also includes various equipment and supplies necessary for assembling and installing equipment and the related labor. For the operating lease revenue, the depreciation of the garbage processing equipment is also included in the cost of revenue.

Gross Profit
Our gross profit decreased to $2,131,896 for the three months ended November 30, 2016 from $2,294,603 for the three months ended November 30, 2015. Our gross profit ratio was significantly increased because our business stream has resulted in a high gross margin for the three months ended November 30, 2016 without cost of garbage processing equipment under the sales type leases. Our cost of goods sold is almost entirely direct labor and patent licensing fees, and other operating expenses for the three months ended November 30, 2016. The gross profit ratio for the quarters ended November 30, 2016 and 2015 was 84% and 37%, respectively.

Selling and Marketing Expenses
Our selling and marketing expenses decreased to $177,205 for the three months ended November 30, 2016 from $309,062 for the three months ended November 30, 2015 which represented a decrease of 43%. Our selling and marketing expenses were primarily comprised of sales employees' salaries, advertising expenses, training expenses and travelling expenses. The decrease was primarily due to the significant decrease in advertising, travelling and entertainment expenses.

General and Administrative Expenses
Our general and administrative expenses decreased to $281,459 for the three months ended November 30, 2016 from $308,095 for the three months ended November 30, 2015, representing a 9% decrease.  Our general and administrative expenses were primarily comprised of employees' salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees. The decrease was primarily caused by the decrease in entertainment expenses.

Non-operating income
Our non-operating income included interest income and government subsidy. Despite our large cash balances, the interest income generated for the three months ended November 30, 2016 and 2015 was nominal for principally two reasons: 1) extremely low bank's current deposit interest rate and 2) minimal fluctuation of the annual interest rates within a 0.30% range. The interest income reported is net after deducting bank service charges. For the three months ended November 30, 2016 and 2015, our interest income also includes interest of $111,833 and $65,244, respectively, earned on the sales type leases. Our non-operating income also included government subsidy. Our wholly owned subsidiary, Linyi Xuefeng, received government subsidy of approximate $896,000 (RMB 6,000,000) annually. For the three months ended November 30, 2016 and 2015, the income of government subsidy was $222,327 and $233,849 under accrue basis, respectively.

Provision for Income Taxes
Our provision for income taxes decreased to $454,637 for the three months ended November 30, 2016 from $455,800 for the three months ended November 30, 2015.  Our effective tax rate for the three months ended November 30, 2016 and 2015 was approximately the statutory rate of 25%. The PRC tax authorities examined our tax filings for the calendar year ended December 31, 2015 in May 2016. Our prior filings were accepted and no adjustments were proposed. The increase in the provision for income taxes was primarily due to the increase in our pre-tax income.

Net Income
For the three months ended November 30, 2016 and 2015, we generated net income of $1,563,051 and $1,546,251, respectively.  This represented an increase in net income of $16,800 or 2%. We terminated the variable interest entity agreement on January 11, 2016.  For that reason, we reflected a "non-controlling interest" of $0 and $70,452 for the three months ended November 30, 2016 and 2015, respectively, before recognizing net income attributable to the common stockholders of the Company.  After the "non-controlling interest", our net income attributable to the common stockholders' of the Company for the three months ended November 30, 2016 and 2015 was $1,563,051 and $1,475,799, respectively, representing $0.02 per share and $0.02 per share, respectively.

Six months Ended November 30, 2016 and 2015

The following table sets forth in U.S. dollars, key components of our unaudited results of operations for the six months ended November 30, 2016 and 2015, and the percentage change between 2016 and 2015.

	Six Months Ended November 30,
	2016	2015	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$4,663,525	$17,130,310	(73%)
Cost of revenue	(829,530)	(12,074,133)	(93%)
Gross profit	3,833,995	5,056,177	(24%)
Selling expenses	328,643	561,319	(41%)
General and administrative expenses	543,313	595,302	(9%)
Total operating expenses	871,956	1,156,621	(25%)
Operating income	2,962,039	3,899,556	(24%)
Other operating income	705,520	578,440	22%
Income before provision for income taxes	3,667,559	4,477,996	(18%)
Provision for income taxes	816,880	1,012,544	(19%)
Net income	2,850,679	3,465,452	(18%)
Noncontrolling interests	-	(158,439)	(100%)
Net income attributable to common stockholders	$2,850,679	$3,307,013	(14%)

Revenue

We generated $4,663,525 in revenue for the six months ended November 30, 2016, as compared to $17,130,310 for the six months ended November 30, 2015. Our revenue for the six months ended November 30, 2016 decreased by $12,466,785 or 73% compared to the revenue for the six months ended November 30, 2015. The primary reason for the significant decrease in revenue was mainly due to the sale of three garbage processing equipment for the six months ended November 30, 2015 but no such sales during the six months ended November 30, 2016.

 The following table sets forth our revenue for the three months ended November 30, 2016 and 2015:

	Six Months Ended November 30,
	2016	2015	Percentage
	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$1,225,150	$477,300	157%
Patent Leasing	2,263,539	2,052,390	10%
Sales type lease	-	14,555,293	(100%)
Operating lease	1,174,836	45,327	2,492%
Total	$4,663,525	$17,130,310	(73%)

Improvement and Upgrading Services
During the six months ended November 30, 2016, we provided improvement and upgrading services to three customers and generated revenue of $1,225,150. As comparison, for the six months ended November 30, 2015, we only provided such services to one customer and generated $477,300 in revenue. The services were completed and accepted by the customer and the payment was received in full as of November 30, 2016. While our core business still focuses on providing improvement and upgrading services for customers' garbage processing equipment, we have also begun selling or leasing our garbage processing equipment.

Patent Licensing
For the six months ended November 30, 2016, revenue from patent licensing was from 18 unrelated customers totaling $2,263,539. As 16 customers were licensed in the prior year and two customers commenced on September 1, 2016 and October 1, 2016, the patent licensing revenue was recognized for the whole six months for these 14 customers, for three months for the customer commenced on September 1, 2016 and for two months for the customer commenced on October 1, 2016. For the six months ended November 30, 2015, revenue from patent licensing was from 15 unrelated customers totaling $2,052,390. As 14 customers were licensed in the prior year and one commenced in October 1, 2015, the patent licensing revenue was recognized for the whole six months for these 14 customers.

Sales Type Lease
For the six months ended November 30, 2016, we didn't have any sales type lease revenue. During the six months ended November 30, 2015, we leased three units of garbage processing equipment to two customer. These sales were recognized as sales type leases because title to the equipment will be transferred to the customers at the end of the lease. The three units of equipment were sold for $14,555,293 after the VAT. We received 26.6% and 20% of the selling price from the two customers during the six months ended November 30, 2015, respectively. We will receive quarterly payment of $1,135,440 during the following three years plus 5.25% interest.

Operating lease
During the six months ended November 30, 2016, we had four operating leases for a 300-ton and three 500-ton garbage processing system. The lease period is 5 years with annual lease payments of $597,600 and $2,151,360 (for the three 500-ton garbage processing system), respectively, before VAT. The 300-ton garbage processing system was delivered and tested in the beginning of November 2015. The two 500-ton garbage processing systems were delivered and tested in the beginning of January 2016. Another 500-ton garbage processing system was delivered and tested in the end of April 2016. These leases are being accounted for as operating leases because they have no renewal or purchase option. At the end of the five years, either a new lease will be negotiated or the equipment will be returned. For the six months ended November 30, 2016, we generated operating lease revenue of 1,174,836 for the four units of equipment. For the six months ended November 30, 2015, as the 300-ton garbage processing system was delivered and tested in the beginning of November 2015 and one month's lease payment of $45,327 was recognized as operating lease revenue.

Cost of Goods Sold
Our cost of goods sold decreased to $829,530 for the six months ended November 30, 2016 from $12,074,133 for the six months ended November 30, 2015, which represented a decrease of 93%. This is mainly attributable to the $11,744,343 cost of the garbage processing equipment sold under the sales type lease for the six months ended November 30, 2015. For improvement and upgrading service and patent licensing revenue, the cost primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses. In addition, the cost of the garbage processing equipment also includes various equipment and supplies necessary for assembling and installing equipment and the related labor. For the operating lease revenue, the depreciation of the garbage processing equipment is also included in the cost of revenue.

Gross Profit
Our gross profit decreased to $3,833,995 for the six months ended November 30, 2016 from $5,056,177 for the six months ended November 30, 2015. Our gross profit ratio was significantly increased because our business stream has resulted in a high gross margin for the six months ended November 30, 2016 without cost of garbage processing equipment under the sales type leases. Our cost of goods sold is almost entirely direct labor and patent licensing fees, and other operating expenses for the three months ended November 30, 2016. The gross profit ratio for the six months ended November 30, 2016 and 2015 was 82% and 30%, respectively.

Selling and Marketing Expenses
Our selling and marketing expenses decreased to $328,643 for the six months ended November 30, 2016 from $561,319 for the six months ended November 30, 2015 which represented a decrease of 41%. Our selling and marketing expenses were primarily comprised of sales employees' salaries, advertising expenses, training expenses and travelling expenses. The decrease was primarily due to the significant decrease in advertising, travelling and entertainment expenses.

General and Administrative Expenses
Our general and administrative expenses decreased to $543,313 for the six months ended November 30, 2016 from $595,302 for the six months ended November 30, 2015, representing a 9% decrease.  Our general and administrative expenses were primarily comprised of employees' salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees. The decrease was primarily caused by the decrease in travelling and entertainment expenses.

Non-operating income
Our non-operating income included interest income and government subsidy. Despite our large cash balances, the interest income generated for the six months ended November 30, 2016 and 2015 was nominal for principally two reasons: 1) extremely low bank's current deposit interest rate and 2) minimal fluctuation of the annual interest rates within a 0.30% range. The interest income reported is net after deducting bank service charges. For the six months ended November 30, 2016 and 2015, our interest income also includes interest of $246,984 and $65,244, respectively, earned on the sales type leases. Our non-operating income also included government subsidy. Our wholly owned subsidiary, Linyi Xuefeng, received government subsidy of approximate $896,000 (RMB 6,000,000) annually. For the six months ended November 30, 2016 and 2015, the income of government subsidy was $448,226 and $475,820 under accrue basis, respectively.

Provision for Income Taxes
Our provision for income taxes decreased to $816,880 for the six months ended November 30, 2016 from $1,012,544 for the six months ended November 30, 2015.  Our effective tax rate for the six months ended November 30, 2016 and 2015 was approximately the statutory rate of 25%. Our tax filings for the calendar year ended December 31, 2015 were examined by the PRC tax authorities in May 2016. Our prior filings were accepted and no adjustments were proposed. The increase in the provision for income taxes was primarily due to the increase in our pre-tax income.

Net Income
For the six months ended November 30, 2016 and 2015, we generated net income of $2,850,679 and $3,465,452, respectively.  This represented a decrease in net income of $614,773 or 18%. We terminated the variable interest entity agreement on January 11, 2016.  For that reason, we reflected a "non-controlling interest" of $0 and $158,439 for the six months ended November 30, 2016 and 2015, respectively, before recognizing net income attributable to the common stockholders of the Company.  After the "non-controlling interest", our net income attributable to the common stockholders' of the Company for the six months ended November 30, 2016 and 2015 was $2,850,679 and $3,307,013, respectively, representing $0.05 per share and $0.05 per share, respectively.

Foreign Currency Translation Adjustment
Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Equity transactions are recorded at their historical amounts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and six months ended November 30, 2016 and 2015, a foreign currency gain (loss) of $(1,568,218) and $1,051,507, respectively, $(2,319,003) and $(102,828), respectively, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss). The foreign currency loss was mainly due to the devaluation of the Chinese currency by approximately 6.5%.

Liquidity and Capital Resources
As of November 30, 2016, we had cash and cash equivalents of $5,240,737, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from cash from operations and loan from shareholders.

To date, we have financed our operations primarily through cash flows from operations and loan from our shareholder. We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Operating activities
Net cash provided in operating activities was $4,035,001 for the six months ended November 30, 2016, as compared with the net cash used by operating activities of $16,019,420 for the six months ended November 30, 2015. For the six months ended November 30, 2016, the decrease in the accounts receivable of $2,024,011, depreciation expenses of $618,489, increase in prepaid VAT of 552,883, the increase in prepaid expenses of $245,628 and the decrease in accounts payable and other accrued liabilities of $654,862 mainly caused the difference between the net cash provided by operating activities and the net income.  For the six months ended November 30, 2015, the increase in accounts receivable of $12,425,625, the increase in advance to supplier of $6,368,880, the increase in prepaid VAT of $1,356,754, the increase in accounts payable of $735,566 primarily caused the difference between the net cash used by operating activities and the net income.

Investing activities
Net cash used in investing activities represented the purchase of fixed assets that was $4,501,517 for the six months ended November 30, 2016 and $15,902,382 for the six months ended November 30, 2015.

Financing activities
For the six months ended November 30, 2016, we did not have any cash provided or used by any financing activities. For the six months ended November 30, 2015, we received a loan from unrelated party of $459,958 and a loan from shareholder of $12,688,507 from our shareholder which was primarily used for the construction of Linyi Xuefeng and the payment for U.S professional expenses. For the six months ended November 30, 2015, we also repaid shareholder loan of $317,213. We also received a security deposit of $624,400 for the six months ended November 30, 2015.

Effect of exchange rate on cash
The negative effect of the exchange rate on cash of $204,853 and $993,789, respectively, for the six months ended November 30, 2016 and 2015 was principally due to the devaluation by the PRC government of their currency. There could be further negative adjustments should the PRC government or the exchange markets further devalue the Chinese currency.

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

Currency Exchange Fluctuations

All of the Company's revenues are denominated in Chinese Renminbi, while its expenses are denominated primarily in Chinese Renminbi ("RMB"). The value of the RMB-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China ("PBOC"), which are set daily based on the previous day's inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the Renminbi from the United States dollar. At the recent quarterly regular meeting of PBOC, its Currency Policy Committee affirmed the effects of the reform on Chinese Renminbi exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of Renminbi has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. In August 2015, the PRC government devalued its currency by approximately 6.5%. The Company has never engaged in currency hedging operations and has no present intention to do so.
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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2016.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.
Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of November 30, 2016.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2016, the Company determined that there were control deficiencies that constituted the following material weaknesses:

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

ITEM 1A. RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K and subsequent amendments filed with the SEC on August 30, 2016, November 15, 2016 and December 28, 2016.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company's equity securities during the nine months ended November 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

There is no other information required to be disclosed under this item which was not previously disclosed.

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

China Xuefeng Environmental Engineering Inc.

Date: January 17, 2017	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer Principal Executive Officer

Date: January 17, 2017	By:	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer Principal Financial Officer