Form 10-K/A
period 2016-05-31
China Xuefeng Environmental Engineering Inc.
filed 2017-01-25
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

EXPLANATORY NOTE

China Xuefeng Environmental Engineering Inc. (the "Company") is filing this Amendment No. 3 (the "Amendment No. 3") to its Annual Report on Form 10-K for the fiscal year ended May 31, 2016, filed on August 30, 2016 (the "Original 10-K"), which was subsequently amended on November 15, 2016 and December 28, 2016. Company is filing this Amendment No. 3 to i) provide disclosure in connection with control interest held by Company's President and CEO in the beneficial ownership table and a related risk factor and ii) clarify information regarding management's evaluation of control and procedures over financial reporting.

In accordance with applicable SEC rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amendment includes new certifications from our principal executive officer and principal financial officer dated as of the date of filing of this amendment.

No changes have been made to the Original 10-K and subsequent amendments other than to Item 1A, 9A and 12 to the four certification exhibits. This amendment speaks as of the date of the Original 10-K, does not reflect events that may have occurred after the date of the Original 10-K and does not modify or update in any way the disclosures made in the Original 10-K, except as required to reflect the revisions discussed above. This amendment should be read in conjunction with the Original 10-K, its subsequent amendments and with our filings with the SEC filed subsequent to the filing of the Original 10-K.

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

In April 2013, our President and CEO Mr. Li Yuan entered into written authorization agreements with 19 shareholders of the Company, which gave him investing and dispositive power of the shares held by these individuals and control of 50.24% of the total voting ownership. In January 2016, Mr. Yuan entered into similar agreements with 53 additional shareholders that provided Mr. Yuan with control to a total voting ownership of 50.31% as of August 30, 2016.  Mr. Yuan is able to exercise control over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. He also has significant control over our management and policies and will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in Company's best interest.

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

(b) Management's Annual Report on Internal Control over Financial Reporting

Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of May 31, 2016 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on that evaluation, the CEO and CFO concluded that internal control over financial reporting was not effective as of May 31, 2016. In addition, the Company had a material weakness with respect to its internal controls over financial reporting because it did not have a sufficient number of personnel to provide for adequate segregation of duties and independent review and approval of specific transactions. The Company also lacked a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP).

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

Neither this Amendment No. 3 nor the Original 10-K and its subsequent amendments include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Amendment No. 3 or the Original 10-K and its subsequent amendments.

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

(3)
In April 2013, Mr. Li Yuan entered into written authorization agreements with 19 shareholders of the Company, which gave him investing and dispositive power of the shares held by these individuals and control of 50.24% of the total voting ownership. In January 2016, Mr. Yuan entered into similar agreements with 53 additional shareholders that provided Mr. Yuan with control to a total voting ownership of 50.31% as of August 30, 2016.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.

Dated: January 25, 2017	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer (Principal Executive Officer)

Dated: January 25, 2017	By:	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Li Yuan	Chief Executive Officer and	January 25, 2017
Li Yuan	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kuanfu Fan	Chief Financial Officer	January 25, 2017
Kuanfu Fan	(Principal Accounting Officer)

/s/ Yi Yuan	Director	January 25, 2017
Yi Yuan

/s/ Xiaojun Zhuang	Director	January 25, 2017