Form 10-Q
period 2017-02-28
China Xuefeng Environmental Engineering Inc.
filed 2017-04-14
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of April 14, 2017, there were 63,020,871 outstanding shares of common stock of the registrant, par value $0.001 per share.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.
QUARTERLY REPORT ON FORM 10-Q

February 28, 2017

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (IN U.S. $)

	February 28,	May 31,
ASSETS	2017	2016
	(Unaudited)

Current assets:
Cash	$6,253,270	$5,912,106
Accounts receivable	4,160,389	4,173,156
Prepaid VAT	4,739,236	3,735,575
Prepaid expenses	294,532	88,477
Inventory	89,422	-

Total current assets	15,536,849	13,909,314

Noncurrent assets:
Fixed assets, net	23,619,319	24,698,290
Lease equipment, net	23,897,046	16,905,007
Prepaid lease	5,579,154	5,913,880
Accounts receivable-non-current	2,525,158	5,907,361
Deferred income tax assets	338,850	280,184

Total noncurrent assets	55,959,527	53,704,722

TOTAL ASSETS	$71,496,376	$67,614,036

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (IN U.S. $)

	February 28,	May 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2017	2016
	(Unaudited)

Current liabilities:
Accounts payable	$2,227,822	$1,247,399
Deferred revenues	3,382,983	2,967,016
Taxes payable	741,559	810,428
Loan from stockholder	8,518,397	8,781,471
Accrued liabilities	151,787	165,097
Total current liabilities	15,022,548	13,971,411

Security deposits payable	3,378,129	2,794,868

TOTAL LIABILITIES	18,400,677	16,766,279

Stockholders' equity:
Common stock, $0.001 par value per share, 75,000,000 shares authorized; 63,020,871 shares issued and outstanding	63,021	63,021
Additional paid-in capital	34,584,997	34,584,997
Statutory reserve fund	2,244,711	1,843,520
Retained earnings	20,312,736	16,234,031
Other comprehensive income	(4,109,766)	(1,877,812)

Total stockholders' equity	53,095,699	50,847,757

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$71,496,376	$67,614,036

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(IN U.S. $) (UNAUDITED)

	Three Months Ended,		Nine Months Ended,
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Revenue:
Sales	$1,955,155	$1,650,928	$5,443,844	$18,735,911
Lease income	671,135	348,793	1,845,971	394,120

Total revenue	2,626,290	1,999,721	7,289,815	19,130,031

Cost of goods sold:
Cost of sales	154,534	6,773	410,863	12,058,881
Depreciation expense - leased equipment	349,084	169,854	922,285	191,879

Total cost of goods sold	503,618	176,627	1,333,148	12,250,760

Gross profit	2,122,672	1,823,094	5,956,667	6,879,271

Operating expenses:
Selling and marketing	181,591	346,500	510,234	907,819
General and administrative	153,086	283,594	696,399	878,897

Total operating expenses	334,677	630,094	1,206,633	1,786,716

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED  FEBRUARY 28, 2017 AND FEBRUARY 29, 2016 (CONTINUED)
(IN U.S. $) (UNAUDITED)

	Three Months Ended,		Nine months ended,
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016

Income from operations	$1,787,995	$1,193,000	$4,750,034	$5,092,555
Interest income	103,903	164,746	361,197	267,367
Government subsidy	217,462	237,909	665,688	713,729

Income before provision for income taxes	2,109,360	1,595,655	5,776,919	6,073,651
Provision for income taxes	480,143	345,687	1,297,023	1,358,231

Net income	1,629,217	1,249,968	4,479,896	4,715,420
Noncontrolling interest	-	(53,657)	-	(212,096)

Net income attributable to common stockholders	$1,629,217	$1,196,311	$4,479,896	$4,503,324

Earnings per common share, basic and diluted	$0.03	$0.02	$0.07	$0.07

Weighted average shares outstanding, basic and diluted	63,020,871	63,020,871	63,020,871	63,020,871

Comprehensive Income:
Net Income	$1,629,217	$1,249,968	$4,479,896	$4,715,420
Foreign currency translation adjustment	87,049	(1,024,809)	(2,231,954)	(1,127,637)

Comprehensive income	1,716,266	225,159	2,247,942	3,587,783
Comprehensive income attributable to noncontrolling interests	-	(60,762)	-	(113,294)

Net Comprehensive income attributable to common stockholders	$1,716,266	$164,397	$2,247,942	3,474,489

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2017
 (IN U.S. $) (UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, May 31, 2016	$63,021	$34,584,997	$16,234,031	$1,843,520	$(1,877,812)	$50,847,757

Net income	-	-	4,479,896	-	-	4,479,896

Appropriation to statutory reserve	-	-	(401,191)	401,191	-	-

Foreign currency translation adjustment	-	-	-	-	(2,231,954)	(2,231,954)

Balance, February 28, 2017	$63,021	$34,584,997	$20,312,736	$2,244,711	$(4,109,766)	$53,095,699

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2017
 (IN U.S. $) (UNAUDITED)

	For The Nine Month Ended
	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net income	$4,479,896	$4,715,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	992,137	247,086
Amortization for the land lease	91,421	97,150
(Increase) in deferred income tax assets	(71,382)	(87,497)
Changes in operating assets and liabilities:	-
Decrease (increase) in accounts receivable	3,025,754	(11,140,158)
(Increase) in inventories	(90,848)	-
(Increase) in prepaid VAT	(1,218,759)	(3,109,582)
(Increase) decrease in prepaid expenses	(213,020)	(27,009)
(Decrease) increase in accounts payable and accrued liabilities	(8,196)	400,385
Increase in deferred revenue	547,343	310,077
(Decrease) increase in taxes payable	(44,115)	94,710

Net cash provided by (used in) operating activities	7,490,231	(8,499,418)

Cash flows from investing activities:
Purchase of fixed assets	(661,940)	(20,061,231)
Purchase of leasing equipment	(6,797,044)	(4,686,640)

Net cash (used in) investing activities	(7,458,984)	(24,747,871)

Cash flows from financing activities:
Loan receive from external	-	455,880
Loan receive from shareholder	-	12,654,600
Loan repayment to external	-	(314,400)
Increase in security deposit payable	710,067	2,075,360

Net cash provided by financing activities	710,067	14,871,440

Effect of exchange rate changes on cash	(400,150)	(1,298,987)

Net increase (decrease) in cash	341,164	(19,674,836)
Cash, beginning	5,912,106	26,493,540

Cash, end	$6,253,270	$6,818,704

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2017
 (IN U.S. $) (UNAUDITED)

	For The Nine Month Ended
	February 28, 2017	February 29, 2016

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes paid	$1,412,520	$1,309,525
Land appreciation tax paid	4,438	4,716

Supplemental disclosure of non-cash activities
Fixed assets, lease equipment and equipment construction in process transferred from prepayment	$-	$813,030
Fixed assets, lease equipment and equipment construction in process accrued	1,934,476	457,801
Payment of accrued liabilities by shareholder	89,000	86,000
Accrued capital expenditures	-	644,923

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(IN U.S. $) (UNAUDITED)

NOTE 1.   ORGANIZATION (CONTINUED)

Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, the WFOE provides technical support, consulting, training, marketing and operational consulting services to Jiangsu Xuefeng. In consideration for such services, Jiangsu Xuefeng has agreed to pay an annual service fee to the WFOE of 95% of Jiangsu Xuefeng's annual net income and an additional payment of approximately US$15,910 (RMB100,000) each month. The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(IN U.S. $) (UNAUDITED)

NOTE 1.   ORGANIZATION (CONTINUED)

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

Linyi Xuefeng also signed a series of agreements with Jiangsu Liding Machinery Manufacturing Co., Ltd ("Jiangsu Liding") for the construction of the garbage recycling processing plant and production facilities purchase. The shareholder of the Company, Mr. Li Yuan, is also the shareholder of Jiangsu Liding (see note 6). As of February 28, 2017 and May 31, 2016, the total purchase amount $7,714,280 from Jiangsu Liding was fully delivered in December 2015, and included in the fixed assets of the accompanying consolidated balance sheet as of February 28, 2017 and May 31, 2016.

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The unaudited interim consolidated financial statements of the Company as of February 28, 2017 and for the three and nine months ended February 28, 2017 and February 29, 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Form 10-K filed with the SEC. The results of operations for the three and nine months ended February 28, 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending May 31, 2017.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACQUISITION OF LINYI XUEFENG

The following financial statement amounts and balances of Linyi Xuefeng have been included in the accompanying consolidated financial statements.

	February 28,	May 31,
	2017	2016
	(Unaudited)

TOTAL ASSETS	$31,188,704	$32,316,617

TOTAL LIABILITIES	$8,252,611	$8,854,005

	For the three months ended		For the nine months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

TOTAL OPERATING EXPENSES	$93,833	$90,215	$286,880	$352,926

TOTAL OTHER INCOME	$217,978	$237,718	$667,040	$713,537

NET INCOME	$147,056	$170,104	$451,542	$448,890

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	February 28, 2017	May 31, 2016
	(unaudited)
Balance sheet items, except for stockholders' equity, as of periods end	0.1456	0.1519

	Three Months Ended		Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amounts included in the statements of income, statements of changes in stockholders' equity and statements of cash flows	0.1450	0.1533	0.1479	0.1572

For the three months ended February 28, 2017 and February 29, 2016, foreign currency translation adjustments of $87,049 and $(1,024,809), respectively, and for the nine months ended February 28, 2017 and February 29, 2016, foreign currency translation adjustments of $(2,231,954) and $(1,127,637), respectively, have been reported as other comprehensive income.  Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, "Exceptions to Comprehensive Recognition of Deferred Income Taxes," the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
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

Year Ending
May 31,	Amount

2017	$1,018,929
2018	4,211,219
2019	1,451,673

$6,681,821

Operating Leases

The Company entered into five operating lease arrangements with four customers for garbage processing equipment on December 28, 2016, April 25, 2016, December 28, 2015 and November 6, 2015, respectively. The arrangement with the customer has a fixed term of five years with quarterly payments of $177,517 (RMB1,200,000), $177,517 (RMB1,200,000), $355,033 (RMB2,400,000), and $147,931 (RMB1,000,000) respectively. Revenue from the leasing of the equipment is recognized monthly. In addition, the lease required a security deposit on $698,923 (RMB4,800,000), $698,923 (RMB4,800,000), $1,397,846 (RMB9,600,000) and $582,437 (RMB4,000,000), respectively. At the end of the five years lease term, it will be determined whether the lease will be extended, leased to a new customer or returned to the Company. Future minimum payments for the years ending May 31 are as follows:

Year Ending
May 31,	Amount

2017	$857,997
2018	3,431,989
2019	3,431,989
2020	3,431,989
2021	2,435,923
2022	414,206

$14,004,093

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of February 28, 2017 and May 31, 2016, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, accounts receivable, prepaid VAT, accounts payable and accrued expenses, and deferred revenue approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

CASH AND CASH EQUIVALENTS

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents

FIXED ASSETS AND LEASE EQUIPMENT

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

Computers and equipment	3 years
Motor vehicles	4 years
Furniture and fixtures	5 years
Lease equipment	15 years
Machinery	10 years
Building and improvement	20 years

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED REVENUE

Deferred revenue is advance payments received for patent licensing fees and received from government for city pollution garbage processing system constructions. These payments received, but not yet earned, are recognized as deferred revenue in the consolidated balance sheets.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes" ("ASC 740"), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  At February 28, 2017 and May 31, 2016, the differences relate entirely to revenue deferred for financial statement purposes.  During the year ended May 31, 2015, as permitted by the PRC tax law, the Company began recognizing revenue from patent licensing fees for income tax purposes, based on when it is earned rather than when it is collected, consistent with the financial statement recognition.  As a result, there are no differences between the basis of assets and liabilities for financial statements and income tax purposes for deferred revenue and, as a result, deferred income taxes are no longer required to be recognized.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of February 28, 2017 and May 31, 2016, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 34%.  No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended February 28, 2017 and February 29, 2016.

PRC

Jiangsu Xuefeng and Baichuang Consulting are subject to an Enterprise Income Tax at 25% and file their own tax returns.  Consolidated tax returns are not permitted in China.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
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

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  For the three months ended February 28, 2017 and February 29, 2016, advertising expense was $130,933 and $250,804 respectively. For the nine months ended February 28, 2017 and February 29, 2016, advertising expense was $355,033 and $639,804, respectively.

STATUTORY RESERVE FUND

Pursuant to corporate law in the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company's registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  For the nine months ended February 28, 2017 and February 29, 2016, a statutory reserve of $401,191 and $451,729, respectively, was required to be allocated to the Company.

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(IN U.S. $) (UNAUDITED)

NOTE 4.   FIXED ASSETS

Fixed assets are summarized as follows:

	February 28, 2017	May 31, 2016
	(Unaudited)

Computers and equipment	$78,983	$64,817
Vehicles	84,343	87,984
Production facilities	8,163,027	8,515,428
Furniture and fixtures	111,671	116,493
Building and improvement	15,361,749	16,024,922

	23,799,773	24,809,644
Less: accumulated depreciation	(180,454)	(111,354)

	$23,619,319	$24,698,290

For the three months ended February 28, 2017 and February 29, 2016, depreciation expense was $24,514 and $18,472 respectively. For the nine months ended February 28, 2017 and February 29, 2016, depreciation expense was $74,884 and $56,967 respectively.

Building and improvements include approximately $7.7 million relating to construction of the garbage recycling processing plant and production facilities purchase (see note 1). Of this amount approximately $10,528 and $32,204 of depreciation has been taken during the three and nine months ended February 28, 2017, relating to office furniture and equipment placed in service. The facility has taken longer than originally planned to complete due to government delays and is expected to complete by May 31, 2017. Total investment is expected to be approximately $29 million.

NOTE 5.   LEASE EQUIPMENT

	February 28, 2017	May 31, 2016
	(Unaudited)

Leasing equipment	20,951,209	17,327,200
Equipment construction in process	4,253,417	-

	25,204,626	17,327,200
Less: accumulated depreciation	(1,307,580)	(422,193)

	$23,897,046	$16,905,007

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(IN U.S. $) (UNAUDITED)

NOTE 5.   LEASE EQUIPMENT (CONTINUED)

For the three months ended February 28, 2017 and February 29, 2016, depreciation expense was $349,134 and $168,398 respectively. For the nine months ended February 28, 2017 and February 29, 2016, depreciation expense was $917,253 and $190,119 respectively.

Before leasing the equipment to their client, the Company will upgrade the equipment to meet the client's requirement. The Company recorded the equipment as equipment construction in process before it finishes the upgrading process. As of February 28, 2017, $4,253,417 equipment construction in process was included in lease equipment.

NOTE 6.   INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.  In the PRC, the Company files tax returns for Jiangsu Xuefeng.

The provision for (benefit from) income taxes consists of the following for the years ended February 28, 2017 and February 29, 2016:

	For the Three Months Ended		For the Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$503,057	$368,084	$1,368,405	$1,446,510
Deferred	(22,914)	(22,397)	(71,382)	(88,279)

Total	$480,143	$345,687	$1,297,023	$1,358,231

As of February 28, 2017, the Company had unused operating loss carry-forwards of approximately $1,355,400 expiring in various years through 2022.

The expected tax rate for income in the PRC is 25%.  The following table reconciles the effective income tax rates with the statutory rates for the nine months ended February 28:

	2017	2016

Statutory rate	25%	25%
Government subsidy	3%	3%

Effective income tax rate	22%	22%

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(IN U.S. $) (UNAUDITED)

NOTE 6.   INCOME TAXES (CONTINUED)

The recognized government subsidy by Linyi Xuefeng was tax exempt per notice form the PRC tax authorities and accordingly there is no tax provision to be recognized.

The Company is required to file income tax returns in both the PRC and the United States.  PRC tax filings for the tax year ended December 31, 2016 will be examined by the PRC tax authorities in May 2017. PRC tax filings for the tax year ended December 31, 2015 were examined by PRC tax authorities in May 2016. The tax filings were accepted and no adjustments were proposed by the PRC tax authorities.

During the quarter ended February 28, 2017, the Company filed its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service ("IRS") Form 5471, "Information Return of U.S. Persons with Respect to Certain Foreign Corporations" for the fiscal years ended May 31, 2016, 2015, 2014, 2013 and 2012.  Of these years, 2012 is a short year income tax return required to be filed as a result of the change in fiscal year.  These tax years are open and subject to examination by the taxing authorities.  However, the tax returns for the fiscal years ended May 31, 2016, 2015, 2014 and 2013, as well as the short year filing for 2012 were filed late.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

NOTE 7.   RELATED PARTY TRANSACTIONS

On August 5, 2012, the Company entered into an agreement to lease the patent rights on garbage recycling processing technology from Li Yuan, one of the Company's stockholders.  Under the current terms, the Company is required to pay a fee of $11,834 (RMB80,000) each month for five years from September 2012 to August 2017.  The related prepaid patent leasing fees of $116,487 and $85,061 are included in prepaid expenses on the consolidated balance sheets as of February 28, 2017 and May 31, 2016, respectively.

The remaining payments for the patent rights are as follows:

Year Ending
May 31,	Amount

2017	$35,503
2018	35,503

$71,006

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(IN U.S. $) (UNAUDITED)

NOTE 7.   RELATED PARTY TRANSACTIONS (CONTINUED)

The Company obtained a demand loan from Li Yuan, a stockholder which is non-interest bearing.  The total loan of approximately $561,000 represents $482,000 of expenses paid by the stockholder and payments of approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. The balance is reflected as loan from stockholder as of February 28, 2017 and May 31, 2016.

On June 25, 2013, Linyi Xuefeng and the shareholder, Mr. Li Yuan, entered into a loan agreement pursuant to which Mr. Li Yuan provides a loan facility to the Linyi Xuefeng, which are non-interest bearing and expiring on June 30, 2017. The maximum amount of the loan is RMB200,000,000 ($32,389,400). Any borrowings in excess of this amount may be negotiated between the parties. On December 17, 2015, a resolution of the board was signed by Mr. Li Yuan, who is the sole shareholder of Linyi Xuefeng, surrendered a loan to the Linyi Xuefeng of RMB140,000,000 ($21,813,260) and treated as a capital contribution to the Linyi Xuefeng. The loans outstanding were $7,957,386 and $8,300,910 as of February 28, 2017 and May 31, 2016, respectively.

Linyi Xuefeng also signed a series of agreements with Jiangsu Liding Machinery Manufacturing Co., Ltd ("Jiangsu Liding") for the construction of the garbage recycling processing plant and production facilities purchase. The shareholder of the Company, Mr. Li Yuan, is also the shareholder of Jiangsu Liding. Total purchase amount $7,714,280 from Jiangsu Liding was fully delivered in December 2015, and included in the fixed assets of the accompanying consolidated balance sheet as of May 31, 2016.

NOTE 8.   LAND USE RIGHT

On September 6, 2013, the Company signed with Linyi Yanjiazhuang Beizhi Village government to obtain a land use right 66,667 square meters of land at total $6,477,880 (RMB40,000,000). In addition, the Company was required to subject a deed tax of $194,336 (RMB1,200,000 ). The purchase of the land was approved by local government on September 9, 2013. The Company fully paid the deed tax of $194,336 when the purchase agreement was signed. The Company paid $4,048,675 (RMB25,000,000) on September 25, 2013 and $2,429,205 (RMB15,000,000) on November 12, 2013 to local government for the land purchase. The land use right started on September 9, 2013 and ends on September 8, 2063.

The amortization for the land use right for the three months ended February 28, 2017 and February 29, 2016 was $29,865 and $31,804, respectively. The amortization for the land use right for the nine months ended February 28, 2017 and February 29, 2016 was $91,421 and $97,150 respectively.

NOTE 9.   SECURITY DEPOSIT PAYABLE

The company leased highly efficient organic waste disposal equipment to customers and received one year leasing fee as deposit. The security deposit payable was $3,378,129 and $2,794,868 as of February 28, 2017 and February 29, 2016, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(IN U.S. $) (UNAUDITED)

NOTE 10.   LEASES

The Company leases one office space under a one-year operating lease from an unrelated third party, which expired on March 31, 2016. The lease required the Company to prepay the rental for one year of $6,784 (RMB44,664). The lease provides for renewal options but the Company ceased the lease. The Company entered into a new lease agreement with an unrelated third party for new office space, which commenced on April 1, 2016 and expires on March 31, 2019.  The lease requires the Company to prepay the semi-annual rental of $3,550 (RMB24,000). The lease provides for renewal options.

The Company leases another office space under a three-year operating lease from an unrelated third party, which expired on May 31, 2016. The lease required the Company to prepay the semi-annual rental. On May 26, 2016, the Company renewed the lease for another three years which ends on May 31, 2019. Rent expense for the three months ended February 28, 2017 and February 29, 2016 was $1,740 and $1,892, respectively. Rent expense for the nine months ended February 28, 2017 and February 29, 2016 was $5,326 and $5,710 respectively.

Future minimum payments for the years ending May 31 are as follows:

Year Ending
May 31,	Amount

2017	$3,550
2018	14,556
2019	13,728

$31,834

NOTE 11.   CONTINGENCIES

As disclosed in Note 6, the 2014, 2015 and 2016 tax years were filed late and are open and subject to examination by the taxing authorities.  The Company is unable to determine the amount of penalties, if any, that may be assessed at this time.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(IN U.S. $) (UNAUDITED)

NOTE 13.   CONCENTRATION OF CREDIT AND BUSINESS RISK

Cash and cash equivalents

Substantially all of the Company's bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

For the three months ended February 28, 2017 and February 29, 2016, three customers of the Company accounted for 40% of revenue and three customers accounted for 47% of revenue, respectively. For the nine months ended February 28, 2017 and February 29, 2016, one customer of the Company accounted for 12% of revenue and two customers accounted for 75% of revenue, respectively. Two customers accounted for 100% accounts receivable at February 28, 2017 and May 31, 2016.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(IN U.S. $) (UNAUDITED)

NOTE 14.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(IN U.S. $) (UNAUDITED)

NOTE 14.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(IN U.S. $) (UNAUDITED)

NOTE 14.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

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

There were no cash transactions in the US parent company during the three and nine months ended May 31, 2016.

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

Results of Operations

Three months Ended February 28, 2017 and February 29, 2016

The following table sets forth in U.S. dollars, key components of our unaudited results of operations for the three months ended February 28, 2017 and February 29, 2016, and the percentage change between 2017 and 2016.

	Three Months Ended February 28, 2017 and February 29, 2016
	2017	2016	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$2,626,290	$1,999,721	31%
Cost of revenue	(503,618)	(176,627)	185%
Gross profit	2,122,672	1,823,094	16%
Selling expenses	181,591	346,500	(48%)
General and administrative expenses	153,086	283,594	(46%)
Total operating expenses	334,677	630,094	(47%)
Operating income	1,787,995	1,193,000	50%
Other operating income	321,365	402,655	(20%)
Income before provision for income taxes	2,109,360	1,595,655	32%
Provision for income taxes	480,143	345,687	39%
Net income	1,629,217	1,249,968	30%
Noncontrolling interests	-	(53,657)	(100%)
Net income attributable to common stockholders	$1,629,217	$1,196,311	36%

Revenue

We provide improvement and upgrading services for garbage processing equipment to our customers. This is a one-time service. We also license a patent to our customers. The patent licensing is limited to five years with payments due annually in advance. During the fiscal year ended May 31, 2016, we began to sell or lease the garbage processing equipment to our customers.

We generated $2,626,290 in revenue for the three months ended February 28, 2017, as compared to $1,999,721 for the three months ended February 29, 2016. Our revenue for the three months ended February 28, 2017 increased by $626,569 or 31% compared to the revenue for the three months ended February 29, 2016. The primary reason for the significant increase in revenue was mainly due to the increase in operating lease revenue because of the increase in number of leased equipment.

 The following table sets forth our revenue for the three months ended February 28, 2017 and February 29, 2016:

	Three Months Ended February 28, 2017 and February 29, 2016
	2017	2016	Percentage
	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$757,119	$741,577	2%
Patent Leasing	1,198,036	941,231	27%
Operating lease	671,135	316,913	112%
Total	$2,626,290	$1,999,721	31%

Improvement and Upgrading Services
During the three months ended February 28, 2017, we provided improvement and upgrading services to one customer and generated revenue of $757,119, comparing to $741,577 for the three months ended February 29, 2016. For the three months ended February 29, 2016, we also provided such services to one customer. The services were completed and accepted by the customer and the payment was received in full as of February 28, 2017 and February 29, 2016. As all such revenue was generated in CNY, increase caused by the change of foreign currency exchange rate. While our core business still focuses on providing improvement and upgrading services for customers' garbage processing equipment, we have also begun selling or leasing our garbage processing equipment.

Patent Licensing
During the three months ended February 28, 2017 and February 29, 2016, we generated revenue of $1,198,036 and $941,231 from licensing our patent to 19 and 15 unrelated customers, respectively. Among of these 19 and 15 unrelated customers, we generated the patent licensing revenue for entire three months from 18 and 14 unrelated customers for the three months ended February 28, 2017 and February 29, 2016, respectively.

Operating lease
During the three months ended February 28, 2017, we had five operating leases for a 300-ton and four 500-ton garbage processing system. The lease period is 5 years with annual lease payments of $591,722 (for the one 300-ton garbage processing system) and $2,840,267 (for the four 500-ton garbage processing system), respectively, before VAT. The 300-ton garbage processing system was delivered and tested in the beginning of November 2015. The two 500-ton garbage processing systems were delivered and tested in the beginning of January 2016. Another two 500-ton garbage processing system were delivered and tested in the end of April 2016 and December 2016, respectively. These leases are being accounted for as operating leases because they have no renewal or purchase option. At the end of the five years, either a new lease will be negotiated or the equipment will be returned. For the three months ended February 28, 2017, we generated operating lease revenue of 671,135 for the five pieces of equipment. For the three months ended February 29, 2016, we generated operating lease revenue of 316,913 for the three pieces of equipment.

Cost of Goods Sold
Our cost of goods sold increased to $503,618 for the three months ended February 28, 2017 from $176,627 for the three months ended February 29, 2016, which represented an increase of 185%. The significant increase mainly due to the increase in depreciation of leased equipment. For improvement and upgrading service and patent licensing revenue, the cost primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses.  For the operating lease revenue, the depreciation of the garbage processing equipment is also included in the cost of revenue.

Gross Profit
Our gross profit increased to $2,122,672 for the three months ended February 28, 2017 from $1,823,094 for the three months ended February 29, 2016. Our gross profit ratio was significantly decreased because the depreciation of the leased equipment allocated to cost of goods sold and resulted in a lower gross margin for the three months ended February 28, 2017. Our cost of goods sold is almost entirely direct labor and patent licensing fees, depreciation on leased equipment and other operating expenses for the three months ended February 28, 2017 and February 29, 2016. The gross profit ratio for the three months ended February 28, 2017 and February 29, 2016 was 81% and 91%, respectively.

Selling and Marketing Expenses
Our selling and marketing expenses decreased to $181,591 for the three months ended February 28, 2017 from $346,500 for the three months ended February 29, 2016 which represented a decrease of 48%. Our selling and marketing expenses were primarily comprised of sales employees' salaries, advertising expenses, training expenses and travelling expenses. The decrease was primarily due to the significant decrease in advertising, travelling and entertainment expenses.

General and Administrative Expenses
Our general and administrative expenses decreased to $153,086 for the three months ended February 28, 2017 from $283,594 for the three months ended February 29, 2016, representing a 46% decrease.  Our general and administrative expenses were primarily comprised of employees' salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees. The decrease was primarily caused by the decrease in travelling and entertainment expenses.

Non-operating income
Our non-operating income included interest income and government subsidy. Despite our large cash balances, the interest income generated for the three months ended February 28, 2017 and February 29, 2016 was nominal for principally two reasons: 1) extremely low bank's current deposit interest rate and 2) minimal fluctuation of the annual interest rates within a 0.30% range. The interest income reported is net after deducting bank service charges. For the three months ended February 28, 2017 and February 29, 2016, our interest income also includes interest of $90,605 and $156,997, respectively, earned on the sales type leases. Our non-operating income also included government subsidy. Our wholly owned subsidiary, Linyi Xuefeng, received government subsidy of approximate $888,000 (RMB 6,000,000) annually. For the three months ended February 28, 2017 and February 29, 2016, the income of government subsidy was $217,462 and $230,100 under accrue basis, respectively.

Provision for Income Taxes
Our provision for income taxes increased to $480,143 for the three months ended February 28, 2017 from $345,687 for the three months ended February 29, 2016.  Our effective tax rate for the three months ended February 28, 2017 and February 29, 2016 was approximately the statutory rate of 25%. The PRC tax authorities examined our tax filings for the calendar year ended December 31, 2015 in May 2016. Our prior filings were accepted and no adjustments were proposed. The increase in the provision for income taxes was primarily due to the increase in our pre-tax income.

Net Income
For the three months ended February 28, 2017 and February 29, 2016, we generated net income of $1,629,217 and $1,249,968, respectively.  This represented an increase in net income of $379,249 or 30%. We terminated the variable interest entity agreement on January 11, 2016.  For that reason, we reflected a "non-controlling interest" of $0 and $53,657 for the three months ended February 28, 2017 and February 29, 2016, respectively, before recognizing net income attributable to the common stockholders of the Company.  After the "non-controlling interest", our net income attributable to the common stockholders' of the Company for the three months ended February 28, 2017 and February 29, 2016 was $1,629,217 and $1,196,311, respectively, representing $0.03 per share and $0.02 per share, respectively.

Nine months Ended February 28, 2017 and February 29, 2016

The following table sets forth in U.S. dollars, key components of our unaudited results of operations for the nine months ended February 28, 2017 and February 29, 2016, and the percentage change between 2017 and 2016.

	Nine Months Ended February 28, 2017 and February 29, 2016,
	2017	2016	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$7,289,815	$19,130,031	(62%)
Cost of revenue	(1,333,148)	(12,250,760)	(89%)
Gross profit	5,956,667	6,879,271	(13%)
Selling expenses	510,234	907,819	(44%)
General and administrative expenses	696,399	878,897	(21%)
Total operating expenses	1,206,633	1,786,716	(32%)
Operating income	4,750,034	5,092,555	(7%)
Other operating income	1,026,885	981,096	5%
Income before provision for income taxes	5,776,919	6,073,651	(5%)
Provision for income taxes	1,297,023	1,358,231	(5%)
Net income	4,479,896	4,715,420	(5%)
Noncontrolling interests	-	(212,096)	(100%)
Net income attributable to common stockholders	$4,479,896	$4,503,324	(1%)
Revenue

We generated $7,289,815 in revenue for the nine months ended February 28, 2017, as compared to $19,130,031 for the nine months ended February 29, 2016. Our revenue for the nine months ended February 28, 2017 decreased by $11,840,216 or 62% compared to the revenue for the nine months ended February 29, 2016. The primary reason for the significant decrease in revenue was mainly due to the sale of three garbage processing equipment for the nine months ended February 29, 2016 but no such sales during the nine months ended February 28, 2017.

 The following table sets forth our revenue for the nine months ended February 28, 2017 and February 29, 2016:

Improvement and Upgrading Services

	Nine Months Ended February 28, 2017 and February 29, 2016,
	2017	2016	Percentage
	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$1,982,269	$1,289,040	54%
Patent Leasing	3,461,575	3,065,400	13%
Sales type lease	-	14,381,471	(100%)
Operating lease	1,845,971	394,120	368%
Total	$7,289,815	$19,130,031	(62%)

During the nine months ended February 28, 2017, we provided improvement and upgrading services to five customers and generated revenue of $1,982,269. As comparison, for the nine months ended February 29, 2016, we only provided such services to two customers and generated $1,289,040 in revenue. The services were completed and accepted by the customer and the payment was received in full as of February 28, 2017 and February 29, 2016. While our core business still focuses on providing improvement and upgrading services for customers' garbage processing equipment, we have also begun selling or leasing our garbage processing equipment.

Patent Licensing
For the nine months ended February 28, 2017, revenue from patent licensing was from 19 unrelated customers totaling $3,461,575. As 16 customers were licensed in the prior year and three customers commenced on September 1, 2016,  October 1, 2016 and February 1, 2017, respectively, the patent licensing revenue was recognized for the whole nine months for these 16 customers, for six months for the customer commenced on September 1, 2016, for five months for the customer commenced on October 1, 2016 and for one month for the customer commenced on February 1, 2017. For the nine months ended February 29, 2016, revenue from patent licensing was from 15 unrelated customers totaling $3,065,400. As 14 customers were licensed in the prior year and one commenced in October 1, 2015, the patent licensing revenue was recognized for the whole nine months for these 14 customers.

Sales Type Lease
For the nine months ended February 28, 2017, we didn't have any sales type lease revenue. During the nine months ended February 29, 2016, we leased three units of garbage processing equipment to two customers. These sales were recognized as sales type leases because title to the equipment will be transferred to the customers at the end of the lease. The three units of equipment were sold for $14,381,471 after the VAT. We received 33.9% and 27.5% of the selling price from the two customers during the nine months ended February 28, 2017, respectively. We will receive quarterly payment of approximately $1,124,000 during the following three years plus 5.25% interest.

Operating lease
During the nine months ended February 28, 2017, we had five operating leases for a 300-ton and four 500-ton garbage processing system. The lease period is 5 years with annual lease payments of $591,722 (for the one 300-ton garbage processing system) and $2,840,267 (for the four 500-ton garbage processing system), respectively, before VAT. The 300-ton garbage processing system was delivered and tested in the beginning of November 2015. The two 500-ton garbage processing systems were delivered and tested in the beginning of January 2016. Another two 500-ton garbage processing system were delivered and tested in the end of April 2016 and December 2016, respectively. These leases are being accounted for as operating leases because they have no renewal or purchase option. At the end of the five years, either a new lease will be negotiated or the equipment will be returned.  For the nine months ended February 28, 2017, we generated operating lease revenue of 1,845,971 for the five units of equipment which included a 500-ton equipment lease commenced in the end of December 2016 and only generated lease revenue for two months. For the nine months ended February 29, 2016, we generated operating lease revenue of 394,120 for the three units of equipment.

Cost of Goods Sold
Our cost of goods sold decreased to $1,333,148 for the nine months ended February 28, 2017 from $12,250,760 for the nine months ended February 29, 2016, which represented a decrease of 89%. This is mainly attributable to the $11,604,089 cost of the garbage processing equipment sold under the sales type lease for the nine months ended February 29, 2016. For improvement and upgrading service and patent licensing revenue, the cost primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses. In addition, the cost of the garbage processing equipment also includes various equipment and supplies necessary for assembling and installing equipment and the related labor. For the operating lease revenue, the depreciation of the garbage processing equipment is also included in the cost of revenue.

Gross Profit
Our gross profit decreased to $5,956,667 for the nine months ended February 28, 2017 from $6,879,271 for the nine months ended February 29, 2016. Our gross profit ratio was significantly increased because our business stream has resulted in a high gross margin for the nine months ended February 28, 2017 without cost of garbage processing equipment under the sales type leases. Our cost of goods sold is almost entirely direct labor and patent licensing fees, depreciation on the leased equipment and other operating expenses for the nine months ended February 28, 2017 and February 29, 2016. The gross profit ratio for the nine months ended February 28, 2017 and February 29, 2016 was 82% and 36%, respectively.

Selling and Marketing Expenses
Our selling and marketing expenses decreased to $510,234 for the nine months ended February 28, 2017 from $907,819 for the nine months ended February 29, 2016 which represented a decrease of 44%. Our selling and marketing expenses were primarily comprised of sales employees' salaries, advertising expenses, training expenses and travelling expenses. The decrease was primarily due to the significant decrease in advertising, travelling and entertainment expenses.

General and Administrative Expenses
Our general and administrative expenses decreased to $696,399 for the nine months ended February 28, 2017 from $878,897 for the nine months ended February 29, 2016, representing a 21% decrease.  Our general and administrative expenses were primarily comprised of employees' salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees. The decrease was primarily caused by the decrease in travelling and entertainment expenses.

Non-operating income
Our non-operating income included interest income and government subsidy. Despite our large cash balances, the interest income generated for the nine months ended February 28, 2017 and February 29, 2016 was still nominal for principally two reasons: 1) extremely low bank's current deposit interest rate and 2) minimal fluctuation of the annual interest rates within a 0.30% range. The interest income reported is net after deducting bank service charges. For the nine months ended February 28, 2017 and February 29, 2016, our interest income also includes interest of $347,063 and $222,241, respectively, earned on the sales type leases. Our non-operating income also included government subsidy. Our wholly owned subsidiary, Linyi Xuefeng, received government subsidy of approximate $888,000 (RMB 6,000,000) annually. For the nine months ended February 28, 2017 and February 29, 2016, the income of government subsidy was $665,688 and $707,400 under accrue basis, respectively.

Provision for Income Taxes
Our provision for income taxes decreased to $1,297,023 for the nine months ended February 28, 2017 from $1,358,231 for the nine months ended February 29, 2016. The increase in the provision for income taxes was primarily due to the increase in our pre-tax income. Our effective tax rate for the nine months ended February 28, 2017 and February 29, 2016 was approximately the statutory rate of 25%. Our tax filings for the calendar year ended December 31, 2015 were examined by the PRC tax authorities in May 2016. Our prior filings were accepted and no adjustments were proposed. Our tax filings for the calendar year ended December 31, 2016 will be examined in May 2017.

Net Income
For the nine months ended February 28, 2017 and February 29, 2016, we generated net income of $4,479,896 and $4,715,420, respectively.  This represented a decrease in net income of $235,524 or 5%. We terminated the variable interest entity agreement on January 11, 2016.  For that reason, we reflected a "non-controlling interest" of $0 and $212,096 for the nine months ended February 28, 2017 and February 29, 2016, respectively, before recognizing net income attributable to the common stockholders of the Company.  After the "non-controlling interest", our net income attributable to the common stockholders' of the Company for the nine months ended February 28, 2017 and February 29, 2016 was $4,479,896 and $4,503,324, respectively, representing $0.07 per share and $0.07 per share, respectively.

Foreign Currency Translation Adjustment
Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Equity transactions are recorded at their historical amounts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and nine months ended February 28, 2017 and February 29, 2016, a foreign currency gain (loss) of $87,049 and $(1,024,809), respectively, $(2,231,954) and $(1,127,637), respectively, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss). The foreign currency loss was mainly due to the devaluation of the Chinese currency by approximately 6.7%.

Liquidity and Capital Resources
As of February 28, 2017, we had cash and cash equivalents of $6,253,270, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from cash from operations and loan from shareholders.

To date, we have financed our operations primarily through cash flows from operations and loan from our shareholder. We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Operating activities
Net cash provided in operating activities was $7,490,231 for the nine months ended February 28, 2017, as compared with the net cash used by operating activities of $8,499,418 for the nine months ended February 29, 2016. For the nine months ended February 28, 2017, the decrease in the accounts receivable of $3,025,754, depreciation expenses of $992,137, increase in prepaid VAT of 1,218,759, the increase in prepaid expenses of $213,020 and the increase in deferred revenue of $547,343 mainly caused the difference between the net cash provided by operating activities and the net income.  For the nine months ended February 29, 2016, the increase in accounts receivable of $11,140,158, depreciation expenses of $247,086, the increase in prepaid VAT of $3,109,582, the increase in accounts payable and accrued liabilities of $400,385 and the increase in deferred revenue of $310,077 primarily caused the difference between the net cash used by operating activities and the net income.

Investing activities
Net cash used in investing activities represented the purchase of fixed assets that was $7,458,984 for the nine months ended February 28, 2017 and $24,747,871 for the nine months ended February 29, 2016.

Financing activities
For the nine months ended February 28, 2017, we received security deposit payable of $710,067 for the leased equipment. For the nine months ended February 29, 2016, we received a loan from unrelated party of $455,880 and a loan from shareholder of $12,654,600 from our shareholder which was primarily used for the construction of Linyi Xuefeng and the payment for U.S professional expenses. For the nine months ended February 29, 2016, we also repaid unrelated party loan of $314,400. We also received a security deposit of $2,075,360 for the nine months ended February 29, 2016.

Effect of exchange rate on cash
The negative effect of the exchange rate on cash of $(400,150) and $(1,298,987), respectively, for the nine months ended February 28, 2017 and February 29, 2016 was principally due to the devaluation by the PRC government of their currency. There could be further negative adjustments should the PRC government or the exchange markets further devalue the Chinese currency.

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

Currency Exchange Fluctuations

All of the Company's revenues are denominated in Chinese Renminbi, while its expenses are denominated primarily in Chinese Renminbi ("RMB"). The value of the RMB-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China ("PBOC"), which are set daily based on the previous day's inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the Renminbi from the United States dollar. At the recent quarterly regular meeting of PBOC, its Currency Policy Committee affirmed the effects of the reform on Chinese Renminbi exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of Renminbi has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking.  In August 2015, the People's Bank of China adopted a new policy with regard to currency exchange, which led to devaluation of its currency by approximately 4.45%. Since the policy change, RMB has depreciated a total of 6.7%. The Company has never engaged in currency hedging operations and has no present intention to do so.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2017.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management carried out an evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of February 28, 2017.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2017, the Company determined that there were control deficiencies that constituted the following material weaknesses:

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

Item 1A. Risk Factors.

There are no material changes to the risk factors as set forth in the Annual Report on Form 10-K filed with the SEC on August 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company's equity securities during the three months ended February 28, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

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

China Xuefeng Environmental Engineering Inc.

Date: April 14, 2017	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: April 14, 2017	By:	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)