Form 10-K
period 2017-05-31
China Xuefeng Environmental Engineering Inc.
filed 2017-08-29
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: 181,538,752

As of August 29, 2017, the registrant had 63,020,871 shares of common stock, par value $0.001 per share, issued and outstanding.

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

Contractual Arrangements with our Controlled Consolidated Affiliate and its Shareholders

On October 17, 2012, prior to the reverse acquisition transaction, Baichuang Consulting and Jiangsu Xuefeng and its shareholders, Li Yuan and Yi Yuan, entered into a series of agreements known as variable interest agreements (the "VIE Agreements") pursuant to which Jiangsu Xuefeng became Baichuang Consulting's contractually controlled affiliate. The VIE Agreements included:

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

Termination of Jiangsu Xuefeng

On January 19, 2016, the Company effectively terminated its existing variable interest entity agreements, or VIEs, as permitted by the laws of the People's Republic of China (the "VIE Termination"), pursuant to certain Equity Transfer Agreements dated January 11, 2016 (the "Equity Transfer Agreements"), entered into by and among Mr. Li Yuan, Mr. Yi Yuan (each a shareholder of Jiangsu Xuefeng, together the "Jiangsu Xuefeng Shareholders") and Baichuang Consulting.  Pursuant to the Equity Transfer Agreement, the Jiangsu Xuefeng Shareholders collectively transferred 100% of their equity interest in Jiangsu Xuefeng to Baichuang Consulting, effectively terminating Company's contractual control of Jiangsu Xuefeng and providing Company with direct ownership of Jiangsu Xuefeng.  Upon the VIE Termination, Jiangsu Xuefeng became a wholly-owned subsidiary of the Company.

Acquisition of Linyi Xuefeng

On August 4, 2016, the Company entered into an agreement with Mr. Li Yuan, the sole shareholder of Linyi County Xuefeng Renewable Resources Utilization Technology Co., Ltd ("Linyi Xuefeng"), a company organized under the laws of the People's Republic of China, to purchase his 100% ownership of Linyi Xuefeng. Mr. Li Yuan is the Chief Executive Officer and main shareholder of the Company. The purchase price is determined by the audited net assets of Linyi Xuefeng as of May 31, 2016, with payment of RMB10,000,000 in cash and the rest to be paid in common shares of China Xuefeng depending on the 75% closing price of the last trading day. On October 7, 2016, a supplementary agreement was entered between both parties to finalized in accordance to the audited net asset value $ 23,462,612 on May 31, 2016. The transfer price was $3 per share and 7,820,871 shares in total to Mr. Li Yuan without cash consideration.

Linyi Xuefeng was officially approved and incorporated under the laws of the People's Republic of China ("PRC") in June 2013. Mr. Yuan Li was the sole owner since inception. Linyi Xuefeng is constructing a garbage processing plant which is planned to commerce operations in 2017. The only non-operating revenue was a subsidy received from the government for the city pollution garbage processing plant construction. Upon acquisition, Linyi Xuefeng became a wholly-owned subsidiary of the Company. The acquisition was accounted for as a business combination.

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

As a result of the entry into the foregoing agreements, our current organizational structure is as follows:
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

For the year ended May 31, 2017, sales from improvement and upgrading services and patent licensing were $3,062,413 and $4,704,044, respectively. For the year ended May 31, 2016, sales from improvement and upgrading services and patent licensing were $2,907,422 and $4,079,769, respectively. For the year ended May 31, 2015, sales from improvement and upgrading services and patent licensing were $3,481,780 and $3,514,320, respectively.
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

We hope to construct our own garbage processing plant to process various environmental wastes.

Customers

The following table sets forth our major customers for the year ended May 31, 2017:

Name	Revenue	Percentage	Relationship

Suzhou Zhonghe Guti Rubbish Processing Co., Ltd	$1,473,069	14%	None

The following table sets forth our major customers for the year ended May 31, 2016:

Name	Revenue	Percentage	Relationship

Jinxiang Garbage Processing Factory	$9,544,380	43%	None
Jiangsu Bowen Environmental Protection Co. Ltd	$5,037,307	23%	None

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

Competitive Disadvantages

While we saw gross profit margins of 82%, 43% and 95% for the years of 2017, 2016 and 2015, respectively, we are uncertain that our high gross profit margins are sustainable if we have to commit to substantive research and development activities when the Chinese government adopts higher standards for environmental protection technologies and when the cost of our services become substantially higher.

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

Our Employees

As of August 2017, we had a total of 56 employees. The Company employs a highly qualified team of technically trained personnel. Among the Company's employees, 11 employees have environmental assessment engineering degrees and 10 employees have ecological and environmental protection planning qualifications.  This team provides support for clients.

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

In the future, we may be unable to obtain the necessary financing for our capital requirements on a timely basis or on acceptable terms, which may prevent or delay the planned expansion of our service offerings. Our failure to provide new products or services may prevent us from retaining customers or gaining new customers, which may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including, our financial condition and results of operations; the condition of the PRC economy, the industrial waste treatment industry in the PRC, and conditions in relevant financial markets in the United States, PRC and elsewhere in the world.

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

Our improvement and upgrading business greatly relies on our ability to maintain and continue to develop our customer base. Our improvement and upgrading business generated revenue from four customers for the fiscal year ended May 31, 2017. Should any of our current customers cease to require the use of our service, and if we are unable to grow our customer base on a timely basis, our operations, revenue and profitability could be materially and adversely affected.

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

In April 2013 and January 2016, our President and CEO Mr. Li Yuan entered into written authorization agreements with 19 and 53 shareholders of the Company, respectively, which gave him investing and dispositive power of the shares held by these individuals for a total of 24,613,120 shares. In January 2017, Mr. Yuan entered into similar agreements that provided Mr. Yuan with control to a total voting ownership of 7,820,871 shares. In total, Mr. Yuan controls 56.48% of the total voting shares as of August 2017. Mr. Yuan is able to exercise control over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. He also has significant control over our management and policies and will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in Company's best interest.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The Company leased office space under a one-year operating lease from an unrelated third party, which expired on March 31, 2016.  The lease required the Company to prepay the rental for one year of $6,784 (RMB 44,664).  The related prepayments of $0, $6,078 and $6,078 are included in prepaid expenses on the consolidated balance sheets as of May 31, 2016, 2015 and 2014, respectively.  The lease provides for renewal options but the Company ceased the lease.  Rent expense for the year ended May 31, 2016, 2015 and 2014 was $5,818, $7,267 and $7,267, respectively.

The Company entered into a new lease agreement with an unrelated third party for new office space, which commenced on April 1, 2016 and expires on March 31, 2019.  The lease requires the Company to prepay the semi-annual rental of $3,645 (RMB 24,000). The lease provides for renewal options.

Future minimum payments for the years ending May 31, 2017 are as follows:

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

2017	High Bid* ($)	Low Bid* ($)

March 1, 2017 – May 31, 2017	4.11	3.79
December 1, 2016 – February 29, 2017	3.79	3.66
September 1, 2016 – November 30, 2016	3.67	3.55
June 1, 2016 – August 31, 2016	4.48	2.78

2016

March 1, 2016 – May 31, 2016	4.51	3.00
December 1, 2015 – February 29, 2016	4.39	4.25
September 1, 2015 – November 30, 2015	4.38	3.92
June 1, 2015 – August 31, 2015	3.93	3.86

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

Holders

As of August 29, 2017, there are 1,311 stockholders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Furthermore, our present PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects. See "Risk Factors — Risks Related to Doing Business in the PRC" beginning on page 16.

Recent Sales of Unregistered Securities

There were no unregistered sales of the Company's equity securities during the fiscal year ended May 31, 2017, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 6.   Selected Financial Data

	Fiscal Year Ended May 31, 2017	Fiscal Year Ended May 31, 2016	Fiscal Year Ended May 31, 2015	Fiscal Year Ended May 31, 2014	Fiscal Year Ended May 31, 2013
Revenue	$10,434,240	$22,187,094	$6,996,100	$4,710,165	$5,426,435
Net income attributable to common stockholders	$6,382,819	$6,553,586	$5,299,795	$2,806,120	$3,208,482
Earnings per common share	$0.10	$0.10	$0.09	$0.05	$0.07
Total Assets	$81,270,897	$67,333,852	$26,488,007	$20,750,926	$17,602,633
Long Term Obligations	$3,404,670	$2,794,868	$-	$-	$-
Cash Dividends Declared Per Common Share	$0.00	$0.00	$0.00	$0.00	$0.00

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

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see "Item 1A — Risk Factors" beginning on page 8.

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

Results of Operations for the Years Ended May 31, 2017, 2016 and 2015

The following table sets forth in U.S. dollars, key components of our audited results of operations for the years ended May 31, 2017, 2016 and 2015, and the percentage change between these years.

Revenue

	Year Ended May 31,
	2017	Percentage	2016	Percentage	2015
	(U.S. $)	Change	(U.S. $)	Change	(U.S. $)

Revenue	$10,434,240	(53%)	$22,187,094	217%	$6,996,100
Cost of revenue	(1,863,936)	(85%)	(12,550,550)	3,417%	(356,813)
Gross profit	8,570,304	(11%)	9,636,544	45%	6,639,287
Selling expenses	682,986	(44%)	1,229,968	1,013%	110,492
General and administrative expenses	1,020,167	(21%)	1,294,271	62%	798,152
Total operating expenses	1,703,153	(33%)	2,524,239	178%	908,644
Operating income	6,867,151	(3%)	7,112,305	24%	5,730,643
Interest income	453,134	9%	416,317	454%	75,167
Other non-operating income	-	0%	-	(100)%	975,984
Other non-operating (expenses)	-	0%	-	(100)%	(2,395)
Government subsidy	883,389	(6%)	937,878	100%	-
Income before provision for income taxes	8,203,674	(3%)	8,466,500	25%	6,779,399
Provision for income taxes	1,820,855	(5%)	1,912,914	29%	1,479,604
Net income	$6,382,819	(3%)	$6,553,586	24%	$5,299,795

We provide improvement and upgrading services for garbage processing equipment to our customers. This is a one-time service. We also license a patent to our customers. The patent licensing is limited to five years with payments due annually in advance. During the fiscal year ended May 31, 2016, we began to sell or lease the garbage processing equipment to our customers.

We generated $10,434,240 in revenue for the fiscal year ended May 31, 2017, as compared to $22,187,094 for the fiscal year ended May 31, 2016. Our revenue for the year ended May 31, 2017 decreased by $11,752,854 or 53% compared to the revenue for the year ended May 31, 2016. The primary reason for the significant decrease in revenue was primarily because there was no sale of garbage processing equipment in the year ended May 31, 2017 but we generated sales type lease of $14,300,324 in the year ended May 31, 2016.

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

	Twelve Months Ended May 31,
	2017	Percentage	2016	Percentage	2015
	(U.S. $)	Change	(U.S. $)	Change	(U.S. $)

Improvements and Upgrading Services	$3,062,413	5%	$2,907,422	138%	$3,481,780
Patent Leasing	4,704,044	15%	4,079,769	8%	3,514,320
Sales type lease	-	(100%)	(14,300,324)	0%	-
Operating lease	2,667,783	197%	899,579	0%	-
Total	$10,434,240	(53%)	$22,187,094	49%	$6,996,100

Improvement and Upgrading Services

During the fiscal year ended May 31, 2017, we provided improvement and upgrading services to eight customers and generated revenue of $3,062,413. During the fiscal year ended May 31, 2016, we provided improvement and upgrading services to seven customers and generated revenue of $2,907,422. For the year ended May 31, 2015, we generated revenue of $3,481,780 from providing improvement and upgrading services to nine customers.  The services were completed and accepted by the customers and the payments were received in full as of May 31, 2017, 2016 and 2015. While our core business still focuses on providing improvement and upgrading services for customers' garbage processing equipment, we had also begun selling or leasing our garbage processing equipment.

Patent Licensing

During the fiscal year ended May 31, 2017, we generated revenue of $4,704,044 from licensing our patent to 19 unrelated customers. As 16 customers became licensees in the prior year and three customers started on September 1, 2016, patent licensing revenue was recognized for the entire twelve months for these 16 customers. During the fiscal year ended May 31, 2016, we generated revenue of $4,079,769 from licensing our patent to 17 unrelated customers. As 14 customers became licensees in the prior year and three customers started on October 1, 2015, patent licensing revenue was recognized for the entire twelve months for these 14 customers. During the fiscal year ended May 31, 2015, we generated revenue of $3,514,320 from patent licensing from 12 unrelated customers. As all the customers became our licensees in the previous year, the patent licensing revenue was recognized for the whole twelve months.

Sales Type Lease

During the fiscal year ended May 31, 2017, we didn't have any sales type lease revenue. During the fiscal year ended May 31, 2016, we leased equipment for garbage processing to two customers. These sales were recognized as sales type leases because title to the equipment will be transferred to the customers at the end of the lease. The equipment was sold for $14,300,324 before value-added tax (the "VAT"). We receive quarterly payments of approximate $1,150,000 during the following three years including interest at 5.25%. For the fiscal years ended May 31, 2015, we didn't have any sales type lease revenue.

Operating lease

For the year ended May 31, 2015, we didn't have any operating lease revenue. During the fiscal years ended May 31, 2016, we had four operating leases for a 300-ton and three 500-ton garbage processing system. The lease period is 5 years with annual lease payments of $588,926 and $2,120,132 (for the two 500-ton garbage processing system), respectively, before VAT. The 300-ton garbage processing system was delivered and tested in the beginning of November 2015. The two 500-ton garbage processing systems were delivered and tested in the beginning of January 2016. Another 500-ton garbage processing system was delivered and tested in the end of April 2016. These leases are being accounted for as operating leases because they have no renewal or purchase option. At the end of the five years, either a new lease will be negotiated or the equipment will be returned. During the fiscal year ended May 31, 2017, we have two new operating leases for two 500-ton garbage processing system. The lease period is still 5 years with annual lease payments of $1,413,422, before VAT. These two 500-ton garbage processing systems were delivered and tested on December 28, 2016 and March 31, 2017, respectively.

Cost of Goods Sold

Our cost of goods sold decreased to $1,863,936 for the year ended May 31, 2017 from $12,550,550 for the fiscal year ended May 31, 2016, which represented a decrease of 85%. It primarily because there was no sales type revenue for the year ended May 31, 2017 and so there was no cost of sold equipment. Our cost of goods sold increased to $12,550,550 for the year ended May 31, 2016 from $356,813 for the fiscal year ended May 31, 2015, which represented an increase of 3,417%. This is mainly attributable to the $11,538,614 cost of the garbage processing equipment sold under the sales type lease. Our improvement and upgrading service and patent licensing revenue, the cost primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses. In addition, the cost of the garbage processing equipment also includes various equipment and supplies necessary for assembling and installing equipment and the related labor. For the operating lease revenue, the depreciation of the garbage processing equipment is also included in the cost of revenue.

Gross Profit

Our gross profit decreased to $8,570,304 for the fiscal year ended May 31, 2017 from $9,636,544 for the year ended May 31, 2016. Our gross profit increased to $9,636,544 for the fiscal year ended May 31, 2016 from $6,639,287 for the year ended May 31, 2015. Our gross profit ratio for the fiscal years ended May 31, 2017, 2016 and 2015 was 82%, 43% and 95%, respectively. For the fiscal years ended May 31, 2017 and 2015, our business stream has resulted in a high gross margin because we have no cost of products sold. Our cost of goods sold is almost entirely direct labor and patent licensing fees, and other operating expenses. For the year ended May 31, 2016, our gross profit ratio was reduced significantly due to the cost of garbage processing equipment we sold under the sales type leases.

Selling and Marketing Expenses

Our selling and marketing expenses decreased to $682,986 for the year ended May 31, 2017 from $1,229,968 for the year ended May 31, 2016 which represented a decrease of 44%. Our selling and marketing expenses were primarily comprised of sales employees' salaries, advertising expenses, training expenses and travelling expenses. The main reason caused the decreased is our advertising expenses decreased from $898,018 for the year ended May 31, 2016 to $485,864 for the year ended May 31, 2017. Our selling and marketing expenses increased to $1,229,968 for the year ended May 31, 2016 from $110,492 for the year ended May 31, 2015 which represented an increase of 1,013%. The increase was mainly due to the significant increase in advertising expenses. Our advertising expenses increased to $898,018 for the year ended May 31, 2016 from $49,135 for the year ended May 31, 2015. In addition, employees' salaries increased as well.

General and Administrative Expenses

Our general and administrative expenses decreased to $1,020,167 for the year ended May 31, 2017 from $1,294,271 for the year ended May 31, 2016, representing a 21% decrease. Our general and administrative expenses were primarily comprised of employees' salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees. The decrease is primarily caused by the decrease in professional fees incurred in the U.S. Our general and administrative expenses increased to $1,294,271 for the year ended May 31, 2016 from $798,152 for the year ended May 31, 2016, representing a 62% increase.   The increase is primarily due to a significant increase of employees' salaries, travelling expenses and entertainment expenses.

Non-operating income

Despite our large cash balances, the interest income generated for the year ended May 31, 2017 was nominal for principally two reasons: 1) extremely low bank's current deposit interest rate and 2) minimal fluctuation of the annual interest rates within a 0.30% range; The interest income reported is net after deducting bank service charges. For the year ended May 31, 2017, our bank interest was $19,035. For the year ended May 31, 2017, our interest income also includes interest of $434,099 earned on the sales type leases. For the year ended May 31, 2016, our bank interest was $49,789. For the year ended May 31, 2016, our interest income also includes interest of $370,724 earned on the sales type leases. For the years ended May 31, 2015, our interest income only represented bank saving interest which was $75,167. In addition, we also have government subsidy income of $883,389, $937,878 and $0 from our wholly owned subsidy, Linyi Xuefeng, for the years ended May 31, 2017, 2016 and 2015, respectively.

Provision for Income Taxes

Our provision for income taxes decreased to $1,820,855 for the year ended May 31, 2017 from $1,912,914 for the year ended May 31, 2016. Our provision for income taxes increased to $1,912,914 for the year ended May 31, 2016 from $1,479,604 for the year ended May 31, 2015.  Our effective tax rate for the years ended May 31, 2017 was approximately the statutory rate of 22%. Our tax filings for the calendar year ended December 31, 2016 and December 31, 2015 were examined by the PRC tax authorities in May 2017 and May 2016, respectively. Our prior filings were accepted and no adjustments were proposed. The increase in the provision for income taxes was primarily due to the increase in our pre-tax income.

Net Income

For the year ended May 31, 2017, 2016 and 2015, we generated net income of $6,382,819, $6,553,586 and $5,299,795, respectively.  We terminated the variable interest entity agreement on January 11, 2016.  For that reason, we reflected a "non-controlling interest" of $0 for the years ended May 31, 2017, 2016 and 2015, respectively, before recognizing net income attributable to the common stockholders of the Company.  After the "non-controlling interest", our net income attributable to the common stockholders' of the Company for the years ended May 31, 2017, 2016 and 2015 was $6,382,819, $6,553,586 and $5,299,795, respectively, representing $0.10 per share, $0.10 per share and $0.09 per share, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Equity transactions are recorded at their historical amounts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended May 31, 2017, 2016 and 2015, a foreign currency gain (loss) of $(1,723,591), $(2,492,980) and $176,711, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. The foreign currency loss was mainly due to the devaluation of the Chinese currency by approximately 6.5%.

Liquidity and Capital Resources

As of May 31, 2017, we had cash and cash equivalents of $10,343,963, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from cash from operations.

To date, we have financed our operations primarily through cash flows from operations. We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Operating activities

Net cash provided in operating activities was $3,746,396 for the fiscal year ended May 31, 2017, as compared with the net cash used by operating activities of $3,519,368 for the fiscal year ended May 31, 2016. For the fiscal years ended May 31, 2017, the increase in prepaid VAT of $1,043,873, prepaid expenses of $6,946,378 and accounts payable and accrued liabilities of $811,208, the decrease in accounts receivable of $3,923,951 and the increase in deferred revenue of $831,858 mainly caused the difference between the net cash provided by operating activities and the net income.  Net cash used in operating activities was $3,519,368 for the fiscal year ended May 31, 2016, as compared with the net cash provided by operating activities of $8,520,466 for the fiscal year ended May 31, 2015. For the fiscal years ended May 31, 2016, the increase in the accounts receivable of $10,079,759, prepaid VAT of $3,732,450 and the decrease in prepayment for construction of $854,431, the increase in accounts payable and accrued liabilities of $1,463,310 and the increase in deferred revenue of $762,466 mainly caused the difference between the net cash used by operating activities and the net income. For the fiscal year ended May 31, 2015, the decrease in prepayment for construction of $2,045,359, the increase in advance from customers of $309,150 and increase in tax payable of $450,814 primarily caused the difference between the net cash provided by operating activities and the net income.

Investing activities

Net cash used in investing activities was $8,879,502, $31,201,818 and $10,533,378 for the years ended May 31, 2017, 2016 and 2015, respectively. We spent $98,829, $30,767,344 and $10,529,376 to purchase fixed assets for the years ended May 31, 2017, 2016 and 2015, respectively. We also spent $8,780,673, $434,474 and $4,002 to purchase equipment for the years ended May 31, 2017, 2016 and 2015, respectively. The increase in purchase of fixed assets for the fiscal year ended May 31, 2016 was principally due to the purchase of garbage processing equipment of approximate $17,830,000 which we are currently leasing under an operating lease.

Financing activities

For the fiscal years ended May 31, 2017, 2016 and 2015, we received loan from shareholders of $9,052,167, $12,739,510 and $7,335,780, respectively. We repaid the loan of $70,506 to the shareholder in fiscal year ended May 31, 2015. For the fiscal years ended May 31, 2017 and 2016, we received net of security deposit for the operating leased equipment of $706,711 and $2,794,868, respectively.

Effect of exchange rate on cash

The negative effect of the exchange rate on cash of $193,915, $1,394,626 and $211,945 was principally due to the devaluation by the PRC government of their currency for the fiscal years ended May 31, 2017, 2016 and 2015, respectively. There could be further negative adjustments should the PRC government or the exchange markets further devalue the Chinese currency.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Xuefeng Environmental Engineering, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Xuefeng Environmental Engineering, Inc. and Subsidiaries (the "Company") as of May 31, 2017 and 2016 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 2017.  China Xuefeng Environmental Engineering, Inc. and Subsidiaries' management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Xuefeng Environmental Engineering, Inc. and Subsidiaries as of May 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Xuefeng Environmental Engineering, Inc. and Subsidiaries' internal control over financial reporting as of May 31, 2017 (only) based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 28, 2017, expressed an adverse opinion.

/s/ Wei, Wei & Co., LLP
Wei, Wei, & Co., LLP
Flushing, New York
August 28, 2017

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (IN U.S. $)

	May 31	May 31,
ASSETS	2017	2016

Current assets:
Cash	$10,343,963	$5,912,106
Accounts receivable	4,365,854	4,173,156
Prepaid VAT	4,649,599	3,735,575
Prepaid expenses	7,009,322	88,477

Total current assets	26,368,738	13,909,314

Noncurrent assets:
Fixed assets, net	23,860,312	24,698,290
Lease equipment, net	23,774,359	16,905,007
Prepaid lease	5,592,757	5,913,880
Accounts receivable-non-current	1,463,078	5,907,361
Deferred income tax assets	211,653	-

Total noncurrent assets	54,902,159	53,424,538

TOTAL ASSETS	$81,270,897	$67,333,852

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (IN U.S. $)

	May 31,	May 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2017	2016

Current liabilities:
Accounts payable	$498,959	$1,247,399
Deferred revenues	3,695,730	2,967,016
Taxes payable	596,765	524,704
Loan from stockholder	17,468,486	8,781,471
Accrued liabilities	99,299	165,097
Deferred tax liabilities	-	5,540
Total current liabilities	22,359,239	13,691,227

Security deposits payable	3,404,670	2,794,865

TOTAL LIABILITIES	25,763,909	16,486,092

Stockholders' equity:
Common stock, $0.001 par value per share, 75,000,000 shares authorized; 63,020,871 shares issued and outstanding	63,021	63,021
Additional paid-in capital	34,584,997	34,584,997
Statutory reserve fund	2,437,684	1,843,520
Retained earnings	22,022,689	16,234,034
Other comprehensive income (loss)	(3,601,403)	(1,877,812)

Total stockholders' equity	55,506,988	50,847,760

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,270,897	$67,333,852

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
(IN U.S. $)

	Year Ended May 31,
	2017	2016	2015

Revenue:
Sales	$7,766,457	$21,287,515	$6,996,100
Lease income	2,667,783	899,579	-

Total revenue	10,434,240	22,187,094	6,996,100

Cost of goods sold:
Cost of sales	544,141	12,116,076	356,813
Depreciation expense - leased equipment	1,319,795	434,474	-

Total cost of goods sold	1,863,936	12,550,550	356,813

Gross profit	8,570,304	9,636,544	6,639,287

Operating expenses:
Selling and marketing	682,986	1,229,968	110,492
General and administrative	1,020,167	1,294,271	798,152

Total operating expenses	1,703,153	2,524,239	908,644

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
 (CONTINUED)
(IN U.S. $)

	Year Ended May 31,
	2017	2016	2015

Income from operations	$6,867,151	$7,112,305	$5,730,643
Interest income	453,134	416,317	75,167
Other non-operating income	-	-	975,984
Other non-operating (expenses)	-	-	(2,395)
Government subsidy	883,389	937,878	-

Income before provision for income taxes	8,203,674	8,466,500	6,779,399
Provision for income taxes	1,820,855	1,912,914	1,479,604

Net income	6,382,819	6,553,586	5,299,795
Earnings per common share, basic and diluted	$0.10	$0.10	0.09

Weighted average shares outstanding, basic and diluted	63,020,871	63,020,871	55,200,000

Comprehensive Income:
Net Income	$6,382,819	$6,553,586	$5,299,795
Foreign currency translation adjustment	(1,723,591)	(2,492,980)	176,711

Comprehensive income	$4,659,228	$4,060,606	$5,476,506

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
 (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, May 31, 2014	$55,200	$11,926,857	$6,073,112	$680,002	$438,457	$19,173,628
Net income	-	229,616	5,070,179	-	-	5,299,795
Appropriation to statutory reserve	-	-	(541,480)	541,480	-	-
Foreign currency translation adjustment	-	-	-	-	176,711	176,711

Balance, May 31, 2015	$55,200	$12,156,473	$10,601,811	$1,221,482	$615,168	$24,650,134
Net income	-	299,325	6,254,261	-	-	6,553,586
Issue Common Stock	7,821	22,129,199	-	-	-	22,137,020
Appropriation to statutory reserve	-	-	(622,038)	622,038	-	-
Foreign currency translation adjustment	-	-	-	-	(2,492,980)	(2,492,980)

Balance, May 31, 2016	$63,021	$34,584,997	$16,234,034	$1,843,520	$(1,877,812)	$50,847,760
Net income	-	-	6,382,819	-	-	6,382,819
Appropriation to statutory reserve	-	-	(594,164)	594,164	-	-
Foreign currency translation adjustment	-	-	-	-	(1,723,591)	(1,723,591)

Balance, May 31, 2017	$63,021	$34,584,997	$22,022,689	$2,437,684	$(3,601,403)	$55,506,988

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF Cash Flow
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
 (IN U.S. $)

	For Year Ended May 31,
	2017	2016	2015

Cash flows from operating activities:
Net income	$6,382,819	$6,553,586	$5,299,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,415,505	498,982	16,213
Amortization for the land	121,319	128,802	134,035
(Increase) decrease in deferred income tax assets	(217,705)	159,995	(96,101)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,923,951	(10,079,795)	196,753
Decrease in prepayment for construction	-	854,431	2,045,359
(Increase) in prepaid VAT	(1,043,873)	(3,732,450)	(1,138)
(Increase) in prepaid expenses	(6,946,378)	-	(776)
(Decrease) increase in accounts payable and accrued liabilities	(811,208)	1,463,310	166,361
Increase in advance from customers	-	-	309,150
Increase in deferred revenue	831,858	762,466	-
(Decrease) increase in taxes payable	90,108	(128,695)	450,814

Net cash provided by (used in) operating activities	3,746,396	(3,519,368)	8,520,466

Cash flows from investing activities:
Purchase of fixed assets	(98,829)	(30,767,344)	(10,529,376)
Purchase of equipment	(8,780,673)	(434,474)	(4,002)

Net cash (used in) investing activities	(8,879,502)	(31,201,818)	(10,533,378)

Cash flows from financing activities:
Loan receive from shareholder	9,052,167	12,739,510	7,335,780
Repayment of related party loan	-	-	70,506
Increase in security deposit payable	706,711	2,794,868	-

Net cash provided by financing activities	9,758,878	15,534,378	7,207,479

Effect of exchange rate changes on cash	(193,915)	(1,394,626)	(211,945)

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF Cash Flow
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
 (IN U.S. $)

	For Year Ended May 31,
	2017	2016	2015

Net increase (decrease) in cash	4,431,857	(20,581,434)	5,157,029
Cash, beginning	5,912,106	26,493,540	21,336,511

Cash, end	$10,343,963	$5,912,106	$26,493,540

Supplemental disclosure of cash flow information
Income taxes paid	$1,948,452	$1,845,154	$-

Land appreciation tax paid	$5,889	$8,928	$-

Supplemental disclosure of non-cash activities
Property, equipment, equipment construction in processaccrued	$427,852	$681,364	$-

Payment of accrued liabilities by shareholder	$222,348	$100,488	$-

 See accompanying notes to the consolidated financial statements

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
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
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
 (IN U.S. $)

NOTE 1.   ORGANIZATION (CONTINUED)

Linyi Xuefeng also signed a series of agreements with Jiangsu Liding Machinery Manufacturing Co., Ltd ("Jiangsu Liding") for the construction of the garbage recycling processing plant and production facilities purchase. The shareholder of the Company, Mr. Li Yuan, is also the shareholder of Jiangsu Liding (see note 6). In 2016, the total purchase amount $7,714,280 from Jiangsu Liding was fully delivered in December 2015 and included in the fixed assets of the accompanying consolidated balance sheet as of May 31, 2017 and 2016. In 2017, and the total purchase amount $8,599,726 from Jiangsu Liding, and paid in advanced with $6,879,781 was included in prepaid expenses with of the accompanying consolidated balance sheet as of  May 31, 2017.

"Linyi Xuefeng was officially approved and incorporated under the laws of the People's Republic of China ("PRC") in June 2013. Mr. Yuan Li was the sole owner since inception. Linyi Xuefeng is constructing a garbage processing plant which is planned to commerce operations in 2018. The only non-operating revenue was a subsidy received from the government for the city pollution garbage processing plant construction."

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth as follows:

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
 (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The consolidated financial statements for each of the three years ended May 31, 2017 include China Xuefeng Environmental Engineering Inc., and its wholly owned subsidiaries, Inclusion, Lotus and Baichuang Consulting and Jiangsu Xuefeng and Linyi Xuefeng.  All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
 (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACQUISITION OF LINYI XUEFENG

The following financial statement amounts and balances of Linyi Xuefeng have been included in the accompanying consolidated financial statements.

	May 31,	May 31,
	2017	2016

TOTAL ASSETS	$40,133,685	$32,316,617

TOTAL LIABILITIES	$16,877,408	$8,854,005

	For the year ended May 31,
	2017	2016	2015

TOTAL OPERATING EXPENSES	$392,935	$498,755	$382,009

TOTAL OTHER INCOME	$884,930	$933,682	$973,589

NET INCOME	$589,844	$560,656	$687,681

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
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	May 31, 2017	May 31, 2016	May 31, 2015
Balance sheet items, except for stockholders' equity, as of periods end	0.1468	0.1519	0.1633
Amounts included in the statements of income, statements of changes in stockholders' equity and statements of cash flows	0.1472	0.1563	0.1627

For the years ended May 31, 2017, 2016 and 2015, foreign currency translation adjustments of $(1,723,591) and $(2,492,980) and $176,711, respectively, have been reported as other comprehensive income (loss).  Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, "Exceptions to Comprehensive Recognition of Deferred Income Taxes," the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
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
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
 (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Sales-Type Leases

The Company entered into three sales-type lease arrangements during the three months ended August 31, 2015, with two customers for financing of their purchase of garbage processing equipment.  The arrangements with the customers have a fixed term of three years.  Revenue from the sale of the equipment is recognized at the inception of the lease.  The payments have been present valued with an annual interest rate of 5.25%.  In connection with these arrangements, the Company recognized revenue of  $0 and $14,300,324 for the years ended May 31, 2017 and 2016.  Future minimum collections for the year ending May 31 are as follows:

Year Ending
May 31,	Amount

2018	$4,244,305
2019	1,463,078

$5,707,383

Operating Leases

The Company entered into six operating lease arrangements with five customers for garbage processing equipment on March 31, 2017, December 28, 2016, April 25, 2016, December 28, 2015 and November 6, 2015, respectively. The arrangement with the customer has a fixed term of five years with quarterly payments of $176,678 (RMB1,200,000), $176,678 (RMB1,200,000), $176,678 (RMB1,200,000), $353,355 (RMB2,400,000), and $147,231 (RMB1,000,000) respectively. Revenue from the leasing of the equipment is recognized monthly. In addition, the lease required a security deposit on $704,414  (RMB4,800,000), $704,414(RMB4,800,000), $704,414(RMB4,800,000), $1,408,829(RMB9,600,000) and $587,012  (RMB4,000,000), respectively. At the end of the five years lease term, it will be determined whether the lease will be extended, leased to a new customer or returned to the Company. Future minimum payments for the years ending May 31 are as follows:

Year Ending
May 31,	Amount

2018	$4,122,480
2019	4,122,480
2020	4,122,480
2021	3,131,121
2022	1,001,174

$16,499,735

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
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
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
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
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
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

Level 1 Inputs –	Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs –	Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs –	Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements
.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
 (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of May 31, 2017 and 2016, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, accounts receivable, prepaid VAT, accounts payable and accrued expenses, and deferred revenue approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

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
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
 (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED REVENUE

Deferred revenue is advance payments received for patent licensing fees and received from government for city pollution garbage processing system constructions. These payments received, but not yet earned, are recognized as deferred revenue in the consolidated balance sheets.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes" ("ASC 740"), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  At May 31, 2017 and 2016, the differences relate entirely to revenue deferred for financial statement purposes.  During the year ended May 31, 2015, as permitted by the PRC tax law, the Company began recognizing revenue from patent licensing fees for income tax purposes, based on when it is earned rather than when it is collected, consistent with the financial statement recognition.  As a result, there are no differences between the basis of assets and liabilities for financial statements and income tax purposes for deferred revenue and, as a result, deferred income taxes are no longer required to be recognized.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of May 31, 2017 and 2016, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 34%.  No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the year ended May 31, 2017, 2016 and 2015.

PRC

Jiangsu Xuefeng and Baichuang Consulting are subject to an Enterprise Income Tax at 25% and file their own tax returns.  Consolidated tax returns are not permitted in China.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
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

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  For the years ended May 31, 2017, 2016 and 2015, advertising expense was $485,864, $897,944 and $49,135, respectively.

STATUTORY RESERVE FUND

Pursuant to corporate law in the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company's registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  For the years ended May 31, 2017, 2016 and 2015, a statutory reserve of $594,164, $622,038 and $541,480 , respectively, was required to be allocated to the Company.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
 (IN U.S. $)

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect this ASU will have on its consolidated statement of cash flows.

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

In April 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606).'' This guidance supersedes current guidance on revenue recognition in Topic 605, "Revenue Recognition.'' In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
 (IN U.S. $)

NOTE 4.   FIXED ASSETS

Fixed assets are summarized as follows:

	May 31, 2017	May 31, 2016
Computers and equipment	$79,601	$64,817
Vehicles	85,006	87,984
Production facilities	8,308,691	8,515,428
Furniture and fixtures	112,548	116,493
Building and improvement	15,482,441	16,024,922

	24,068,288	24,809,644
Less: accumulated depreciation	(207,976)	(111,354)

	$23,860,312	$24,698,290

For the years ended May 31, 2017, 2016 and 2015, depreciation expense was $100,719, $64,508 and $162,123 respectively.

Building and improvements include approximately $23.8 million relating to construction of the garbage recycling processing plant and production facilities purchase (see note 1). Of this amount approximately $46,669 of depreciation has been taken during the year ended May 31, 2017, relating to office furniture and equipment placed in service. The facility has taken longer than originally planned to complete due to government delays and is expected to complete by July 31, 2017. Total investment is expected to be approximately $29 million.

NOTE 5.   LEASE EQUIPMENT

	May 31, 2017	May 31, 2016

Leasing equipment	$25,492,776	$17,327,200
Less: accumulated depreciation	(1,718,416)	(422,193)

	$23,774,359	$16,905,007

For the years ended May 31, 2017, 2016 and 2015, depreciation expense was $1,314,787, $434,474 and $0 respectively.

Before leasing the equipment to their client, the Company will upgrade the equipment to meet the client's requirement. The Company recorded the equipment as equipment construction in process before it finishes the upgrading process. As of May 31, 2017, no equipment construction in process was included in lease equipment.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
 (IN U.S. $)

NOTE 6.   INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.  In the PRC, the Company files tax returns for Jiangsu Xuefeng.

The provision for (benefit from) income taxes consists of the following for the years ended May 31, 2017, 2016 and 2015:

	For the Year Ended May 31，
	2017	2016	2015

Current	$2,047,852	$1,787,185	$1,575,705
Deferred	(226,997)	159,995	(96,101)

Total	$1,820,855	$1,912,914	$1,479,604

As of May 31, 2017, the Company had unused operating loss carry-forwards of approximately $1,472,916 expiring in various years through 2022.

The expected tax rate for income in the PRC is 25%.  The following table reconciles the effective income tax rates with the statutory rates For the year ended May 31,:

	2017	2016	2015

Statutory rate	25%	25%	25%
Government subsidy	3%	3%	3%

Effective income tax rate	22%	23%	22%

The recognized government subsidy by Linyi Xuefeng was tax exempt per notice form the PRC tax authorities and accordingly there is no tax provision to be recognized.

The Company is required to file income tax returns in both the PRC and the United States.  PRC tax filings for the tax year ended December 31, 2016 was examined by the PRC tax authorities in May 2017. PRC tax filings for the tax year ended December 31, 2015 were examined by PRC tax authorities in May 2016. The tax filings were accepted and no adjustments were proposed by the PRC tax authorities.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
 (IN U.S. $)

NOTE 6.   INCOME TAXES (CONTINUED)

During the year ended May 31, 2017, the Company filed its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service ("IRS") Form 5471, "Information Return of U.S. Persons with Respect to Certain Foreign Corporations" for the fiscal years ended May 31, 2016, May 31, 2015, and May 31, 2014, which is a short year income tax return required to be filed as a result of the change in fiscal year. and the information reports for the years ended December 31, 2016, 2015 and 2014 concerning its interest in foreign bank accounts on form TDF 90-22.1, "Report of Foreign Bank and Financial Accounts" ("FBAR"). Currently, the 2014, 2015 and 2016 tax years are open and subject to examination by the taxing authorities.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

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

NOTE 7.   RELATED PARTY TRANSACTIONS

On August 5, 2012, the Company entered into an agreement to lease the patent rights on garbage recycling processing technology from Li Yuan, one of the Company's stockholders.  Under the current terms, the Company is required to pay a fee of $11,779 (RMB80,000) each month for five years from September 2012 to August 2017.  The Company has renewed the agreement to pay the same fee each month for five years from September 2017 to December 2018. The related prepaid patent leasing fees of $82,182, $85,061 and $91,448 are included in prepaid expenses on the consolidated balance sheets as of May 31, 2017, 2016 and 2015, respectively.

The remaining payments for the patent rights are as follows:

Year Ending
May 31,	Amount

2018	$58,895
2019	141,348
2020	141,348
2021	141,348
2022	141,348

Total	$624,287

The Company obtained a demand loan from Li Yuan, a stockholder which is non-interest bearing.  The total loan of approximately $577,683 represents $498,683 of expenses paid by the stockholder and payments of approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. The balance is reflected as loan from stockholder as of May 31, 2017 and 2016.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
 (IN U.S. $)

NOTE 7.   RELATED PARTY TRANSACTIONS (CONTINUED)

On June 25, 2013, Linyi Xuefeng and the shareholder, Mr. Li Yuan, entered into a loan agreement pursuant to which Mr. Li Yuan provides a loan facility to the Linyi Xuefeng, which are non-interest bearing and expiring on June 30, 2017. The maximum amount of the loan is RMB200,000,000 ($29,350,600). Any borrowings in excess of this amount may be negotiated between the parties. On December 17, 2015, a resolution of the board was signed by Mr. Li Yuan, who is the sole shareholder of Linyi Xuefeng, surrendered a loan to the Linyi Xuefeng of RMB140,000,000 ($20,545,420) and treated as a capital contribution to the Linyi Xuefeng. The loans outstanding were $16,890,803, $8,300,910 and $18,473,271 as of May 31, 2017, 2016 and 2015, respectively.

Linyi Xuefeng also signed a series of agreements with Jiangsu Liding Machinery Manufacturing Co., Ltd ("Jiangsu Liding") for the construction of the garbage recycling processing plant and production facilities purchase. The shareholder of the Company, Mr. Li Yuan, is also the shareholder of Jiangsu Liding. Total purchase amount $7,714,280 from Jiangsu Liding was fully delivered in December 2015, and included in the fixed assets of the accompanying consolidated balance sheet as of May 31, 2017 and 2016. In 2017, and the total purchase amount $8,599,726 from Jiangsu Liding, and advanced payment of $6,879,781 was included in prepaid expenses with of the accompanying consolidated balance sheet as of  May 31, 2017.

NOTE 8.   LAND USE RIGHT

On September 6, 2013, the Company signed with Linyi Yanjiazhuang Beizhi Village government to obtain a land use right 66,667 square meters of land at total $5,870,120 (RMB40,000,000). In addition, the Company was required to subject a deed tax of $176,104 (RMB1,200,000 ). The purchase of the land was approved by local government on September 9, 2013. The Company fully paid the deed tax of $176,104 when the purchase agreement was signed. The Company paid $3,668,825 (RMB25,000,000) on September 25, 2013 and $2,201,295 (RMB15,000,000) on November 12, 2013 to local government for the land purchase. The land use right started on September 9, 2013 and ends on September 8, 2063.

The amortization for the land use right for the years ended May 31, 2017, 2016 and 2015 was $121,319 and $128,802 and $134,065 respectively.

NOTE 9.   SECURITY DEPOSIT PAYABLE

The company leased out highly efficient waste disposal equipment to customers and received one year leasing fee as deposit. The security deposit payable was $3,404,670, $2,794,868 and $0 as of May 31, 2017, 2016 and 2015, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
 (IN U.S. $)

NOTE 10.   LEASES

The Company leases one office space for Jiangsu Xuefeng under a one-year operating lease from an unrelated third party, which expired on March 31, 2016. The lease required the Company to prepay the rental for one year of $6,555 (RMB44,664). The lease provides for renewal options but the Company ceased the lease. The Company entered into a new lease agreement with an unrelated third party for new office space, which commenced on April 1, 2016 and expires on March 31, 2019.  The lease requires the Company to prepay the semi-annual rental of $3,522 (RMB24,000). The lease provides for renewal options.

The Company leases another office space for Linyi Xuefeng under a three-year operating lease from an unrelated third party, which expired on May 31, 2016. The lease required the Company to prepay the semi-annual rental. On May 26, 2016, the Company renewed the lease for another three years which ends on May 31, 2019.

Rent expense For the years ended May 31, 2017, 2016 and 2015 was $14,134, $14,571 and $14,589  respectively.

Future minimum payments for the years ending May 31 are as follows:

Year Ending
May 31,	Amount

2018	$14,488
2019	13,663

$28,151

NOTE 11.   CONTINGENCIES

As disclosed in Note 6, the 2014, 2015 and 2016 tax years are open and subject to examination by the taxing authorities.  The Company is unable to determine the amount of penalties, if any, that may be assessed at this time.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

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
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
 (IN U.S. $)

NOTE 13.   CONCENTRATION OF CREDIT AND BUSINESS RISK

Cash and cash equivalents

Substantially all of the Company's bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

For the year ended May 31, 2017, 2016 and 2015, one customer of the Company accounted for 14% of revenue, two customers accounted for 66% of revenue, and none customers accounted for 0% of revenue,respectively. Three customers accounted for 100% accounts receivable at May 31, 2017 and 2016.

NOTE 14.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

The condensed financial information of the Company's US parent only balance sheets as of May 31, 2017, and the US parent company only statements of income, and cash flows for the year ended May 31, 2017 are as follows:

Condensed Balance Sheets

ASSETS	May 31, 2017	May 31, 2016

Investment in subsidiaries and VIE	$56,110,357	$51,302,813

TOTAL ASSETS	$56,110,357	$51,302,813

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Loan from stockholder	$564,401	$412,053
Accrued liabilities	38,968	43,000

Total current liabilities	603,369	455,053

Stockholders' equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 63,020,871 shares issued and outstanding	63,021	63,021
Additional paid-in capital	34,584,997	34,584,997
Statutory reserve fund	2,437,684	1,843,520
Retained earnings	22,022,689	16,234,034
Other comprehensive income	(3,601,403)	(1,877,812)

Total stockholders' equity	55,506,988	50,847,760

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,110,357	$51,302,813

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
 (IN U.S. $)

NOTE 14.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

Condensed Statements of Income

	For The Year Ended May 31,
	2017	2016	2015

Revenues:
Share of earnings from investment in subsidiaries and	$4,659,228	$4,060,606	$5,476,506

Operating expenses:
General and administrative	148,316	123,000	115,000

Net income	$4,510,912	$3,937,606	$5,361,506

Condensed Statements of Cash Flows

	For The Year Ended May 31,
	2017	2016	2015

Cash flows from operating activities:
Net income	$4,510,912	$3,937,606	$5,361,506
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries	(4,659,228)	(4,060,606)	(5,476,506)
Increase in accrued liabilities	148,316	123,000	115,000

Net cash from operating activities	-	-	-

Net increase in cash	-	-	-
Cash, beginning of year	-	-	-

Cash, end of year	$-	$-	$-

Noncash financing activities:
Payment of accrued liabilities by shareholder	$152,348	$100,438	$147,683

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015
 (IN U.S. $)

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

There were no cash transactions in the US parent company during the year ended May 31, 2017.

Restricted Net Assets

Under PRC laws and regulations, the Company's PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company's PRC subsidiaries amounted to approximately $56,110,357 and 51,302,813, as of  May 31, 2017 and 2016, respectively.

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

NOTE 15. SUBSEQUENT EVENT

On July 17, 2017, the Company received a notice from the IRS with the amount due totaled of $30,208 in relates to the late filing of the Company's tax returns.  The Company is currently in the progress of communicating with the IRS to appeal to the amount.  As of the date of the report, the result is pending and the management is unable to assess the outcome of the communication.

On August 7, 2017, the Company renewed the agreement with the Company's shareholders as disclosed in Note 7 to continue to lease the patent rights on garbage recycling processing technology for a five year period from September 2017 to December 2022 with a monthly fee of approximately $11,779 (RMB 80,000).

Item 9.   Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of May 31, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management's Annual Report on Internal Control over Financial Reporting

Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of May 31, 2017 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on that evaluation, the CEO and CFO concluded that internal control over financial reporting was not effective as of May 31, 2017. In addition, the Company had a material weakness with respect to its internal controls over financial reporting because it did not have a sufficient number of personnel to provide for adequate segregation of duties and independent review and approval of specific transactions. The Company also lacked a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP).

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

Neither this 10-K nor its subsequent amendments include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this 10-K and its subsequent amendments.

(c) Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Xuefeng Environmental Engineering, Inc. and Subsidiaries

We have audited China Xuefeng Environmental Engineering, Inc. and Subsidiaries' (the "Company') internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses that have not been identified as material weaknesses in the accompanying Management's Annual Report on the Internal Control Over Financial Reporting:  The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America commensurate with the Company's financial reporting requirements and, as a result, many not be able to detect a misstatement material to the Company's financial statements on a timely basis. In addition, the Company did not implement adequate supervisory review procedures to ensure that the financial statements were prepared in conformity with and included all disclosures required by accounting principles generally accepted in the United States of America.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated August 28, 2017, on those consolidated financial statements.

In our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, China Xuefeng Environmental Engineering, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows of China Xuefeng Environmental Engineering, Inc. and Subsidiaries, and our report dated August 28, 2017, expressed an unqualified opinion.

/s/ Wei, Wei & Co., LLP
Wei, Wei, & Co., LLP
Flushing, New York
August 28, 2017

(d) Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter or year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees are listed below.

Name	Age	Position	Officer and/or Director Since

Li Yuan	43	Chairman of the Board and Chief Executive Officer	November 2012

Yi Yuan	53	Director	November 2012

Xiaojun Zhuang	45	Director	November 2012

Kuanfu Fan	43	Chief Financial Officer, Secretary and Treasurer	November 2012

Mr. Li Yuan, 43, has served as our Chairman of the board of directors and Chief Executive Officer since November 2012, founded Jiangsu Xuefeng in December 2007 and served as Chairman and Chief Executive Officer of Jiangsu Xuefeng since then.  From February 1997 to October 2003, Mr. Yuan served as the Department Manager of First Hostel in Suqian City. From October 2003 to 2007, Mr. Yuan devoted himself to the research & development and experiments of environmental protection equipment.  Mr. Yuan acquired his Bachelor degree in International Relations Major from International Relations Faculty of Chinese People's Liberation Army. Mr. Yuan was selected as a director because of his extensive management experience, his background in the industry and his knowledge of the business of the Company.

Mr. Yi Yuan, 53, has served as our director from November 2012. From December 2007 until present, he founded Jiangsu Xuefeng and served as the chief engineer. From February 2001 to 2007, Mr. Yuan devoted himself to the R&D and experiments of environmental protection equipment. From August 1991 to February 2001, he served as a department manager at Suqian Urban Comprehensive Development Co, Ltd. From September 1990 to July 1991, he worked as a mechanical engineer at Suqian Garment Factory. From 1987 to August 1990, he acted as a machine maintenance class monitor at Suqian Furniture Factory. Mr. Yuan graduated with a senior high school degree and acquired abundant professional skills from years of working experience. Mr. Yuan was selected as a director because of his extensive management experience, his background in the industry and his knowledge of the business of the Company.

Mr. Xiaojun Zhuang, 45, has served as our director from November 2012 and is currently serving as a director of Jiangsu Xuefeng. From 2002 to 2010, Mr. Zhuang founded Ocean S&T Development Co, Ltd, a company focusing on the R&D, manufacture and sale of environmental friendly coating and building materials, and served as the corporate juridical person. From November 1997 to March 2002, he worked at the government of Sucheng District in Suqian City. From August 1993 to October 1997, he worked at the government of Jingtou town in Suyu District. Mr. Zhuang graduated with a bachelor degree in business administration. Mr. Zhuang was selected as a director because of his extensive management experience, his background in the industry and his knowledge of the business of the Company.

Mr. Kuanfu Fan, 43, serves as our Chief Financial Officer, Secretary and Treasurer from November 2012. From 2011 to 2012, Mr. Fan served as a regional vice manager & Chief Financial Officer of Shanghai United Water Group Co., Ltd. From July 2008 to October 2011, he served as a regional Chief Financial Officer of Yihai Jiali Group. From July 2005 to July 2008, he served as a Chief Financial Officer and a special assistant to the chairman of the board of Zhejiang telecom Co., Ltd. From September 2001 to July 2005, he served as a financial manager, an administrative office manager and a special assistant to the chairman of the board of Kunshan Shangxin Electronic Science and Technology Co., Ltd. From July 1998 to September 2001, he served as an accountant of Jiangsu Suining Supply and Marketing Cooperatives Head Office. Mr. Fan graduated from Nanjing Southeast University with a master's degree in business administration.

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

Item 11.   Executive Compensation

Summary Compensation Table

The following table sets forth in U.S. dollars information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered to Jiangsu Xuefeng in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000. All the officers were paid by Jiangsu Xuefeng in RMB and the amounts reported in this table for the year of 2017 have been converted from Renminbi to U.S. dollars based on the May 31, 2017 conversation rate of RMB 6.8142 to $1.00, while the amounts for the years of 2016 and 2015 are based on the May 30, 2016 conversion rate of RMB 6.5854 to $1.00.
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)

Li Yuan	2017	$17,610	$—	—	—	$4,133	(1)	$21,743
Chief Executive Officer	2016	$18,162	—	—	—	$152,544	(2)	$170,706
	2015	$18,162	—	—	—	$152,544	(2)	$170706

Kuanfu Fan	2017	—	$—	—	—	$—		$—
Chief Financial Officer,	2016	$9,879	—	—	—	$—		$9,879
Secretary and Treasurer	2015	$9,879	—	—	—	$—		$9,879

(1)  Including holiday reimbursement, social security, over-time expenses and year end bonuses.
(2) Annual fee paid for lease of patent rights.

Employment Agreements

The Company does not have any employment agreements with any of its directors or executive officers.  Jiangsu Xuefeng, our operating affiliate, has employment agreements with our Financial Manager, Xiaoqing Wu. Prior Chief Financial Officer, Kuanfu Fan, has terminated his employment agreement with Jiangsu Xuefeng in April 2016.

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

Xiaoqing Wu's modified employment agreement provides for a monthly salary of RMB 4,500 (approximately $711).   The term of the employment contract is three years from February 6, 2015 to February 5, 2018.  Ms. Wu is eligible for a bonus which is determined by, and at the discretion of, the board of directors of Jiangsu Xuefeng, based on a review of Ms. Wu's performance.

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

Outstanding Equity Awards at Fiscal Year End

Except that Ms. Yuan Li was issued 7,820,871 shares in January 2017, none of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended May 31, 2017.  There are currently no outstanding awards at May 31, 2017.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Executive Officers and Directors
Li Yuan (3)	35,591,991	56.48%
Yi Yuan (4)	2,526,400	4.01%
Xiaojun Zhuang	0	0%
Kuanfu Fan	50,000	*
All directors and executive officers as a group (4 persons)	35,641,991	56.56%
Other 5% Shareholders
None.

* Less than 1%.

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

(2) Based on 63,020,871 shares of Common Stock issued and outstanding as of August 29, 2017

(3) Including 3,158,000shares held directly and 32,433,991 shares held through voting agreements. In April 2013 and January 2016, Mr. Li Yuan entered into written authorization agreements with 19 and 53 shareholders of the Company, respectively, which gave him investing and dispositive power of the shares held by these individuals for a total of 24,613,120 shares. In January 2017, Mr. Yuan entered into similar agreements that provided Mr. Yuan with control to a total voting ownership of 7,820,871 shares

(4) Mr. Li Yuan has voting control over the shares held by Mr. Yi Yuan.

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

On August 5, 2012, the Company entered into an agreement to lease the patent rights on garbage recycling processing technology from Li Yuan, one of the Company's stockholders.  Under the current terms, the Company is required to pay a fee of $11,779 (RMB80,000) each month for five years from September 2012 to August 2017.  The Company has renewed the agreement to pay the same fee each month for five years from September 2017 to December 2018. The related prepaid patent leasing fees of $82,182, $85,061 and $91,448 are included in prepaid expenses on the consolidated balance sheets as of May 31, 2017, 2016 and 2015, respectively.

The remaining payments for the patent rights are as follows:

Year Ending
May 31,	Amount

2018	$58,895
2019	141,348
2020	141,348
2021	141,348
2022	141,348

Total	$624,287

The Company obtained a demand loan from Li Yuan, a stockholder which is non-interest bearing.  The total loan of approximately $577,683 represents $498,683 of expenses paid by the stockholder and payments of approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. The balance is reflected as loan from stockholder as of May 31, 2017 and 2016.

On June 25, 2013, Linyi Xuefeng and the shareholder, Mr. Li Yuan, entered into a loan agreement pursuant to which Mr. Li Yuan provides a loan facility to the Linyi Xuefeng, which are non-interest bearing and expiring on June 30, 2017. The maximum amount of the loan is RMB200,000,000 ($29,350,600). Any borrowings in excess of this amount may be negotiated between the parties. On December 17, 2015, a resolution of the board was signed by Mr. Li Yuan, who is the sole shareholder of Linyi Xuefeng, surrendered a loan to the Linyi Xuefeng of RMB140,000,000 ($20,545,420) and treated as a capital contribution to the Linyi Xuefeng. The loans outstanding were $16,890,803, $8,300,910 and $18,473,271 as of May 31, 2017, 2016 and 2015, respectively.

Linyi Xuefeng also signed a series of agreements with Jiangsu Liding Machinery Manufacturing Co., Ltd ("Jiangsu Liding") for the construction of the garbage recycling processing plant and production facilities purchase. The shareholder of the Company, Mr. Li Yuan, is also the shareholder of Jiangsu Liding. Total purchase amount $7,714,280 from Jiangsu Liding was fully delivered in December 2015, and included in the fixed assets of the accompanying consolidated balance sheet as of May 31, 2017 and 2016. In 2017, and the total purchase amount $8,599,726 from Jiangsu Liding, and advanced payment of $6,879,781 was included in prepaid expenses with of the accompanying consolidated balance sheet as of May 31, 2017.

Item 14.  Principal Accounting Fees and Services

Audit Fees

For the Company's fiscal years ended May 31, 2017 and 2016, we were billed approximately $95,000 and $85,000 for professional services rendered for the audit and review of our financial statements by Wei, Wei & Co., LLP.
Audit Related Fees

There were no fees for audit related services for the years ended May 31, 2017 and 2016.

Tax Fees

For the Company's fiscal years ended May 31, 2017 and 2016, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended May 31, 2017 and 2016.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent registered public accounting firm. For the years ended May 31, 2017 and 2016, the respective engagement letters for each year were preapproved by the Board of Directors.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

a) The following documents are filed as part of this report:

(1)	Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages 26 through 56 of this report.

(2)	Financial Statement Schedule: None.

(3)	Exhibits:

Exhibit #	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the S-1 Registration Statement filed with the SEC on July 12, 2011).

3.2	By-Laws (Incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement filed with the SEC on July 12, 2011).

3.3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2012).

10.1	Exclusive Technical Service and Business Consulting Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.2	Call Option Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.3	Proxy Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.4	Share Pledge Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.5	Subscription Agreement dated March 19, 2013 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 21, 2013).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

+      In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

*    The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Xuefeng Environmental Engineering Inc.

Date: August 29, 2017	/s/ Li Yuan
Li Yuan
Chief Executive Officer (Principal Executive Officer)

Date: August 29, 2017	/s/ Kuanfu Fan
Kuanfu Fan
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Li Yuan	Chief Executive Officer and	August 29, 2017
Li Yuan	Chairman of the Board of Directors
(Pricipal Executive Officer)

/s/ Yi Yuan	Director	August 29, 2017
Yi Yuan

/s/ Xiaojun Zhuang	Director	August 29, 2017
Xiaojun Zhuang

/s/ Kuanfu Fan	Chief Financial Officer	August 29, 2017
Kuanfu Fan	(Principal Financial Officer)