Form 10-Q
period 2017-08-31
China Xuefeng Environmental Engineering Inc.
filed 2017-10-16
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 16, 2017, there were 63,020,871 outstanding shares of common stock of the registrant, par value $0.001 per share.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (IN U.S. $)

	August 31,	May 31,
ASSETS	2017	2017
	(Unaudited)

Current assets:
Cash	$10,501,678	$10,343,963
Accounts receivable	4,448,898	4,365,854
Prepaid VAT	4,651,673	4,649,599
Prepaid expenses	3,055,465	7,009,322

Total current assets	22,657,714	26,368,738

Noncurrent assets:
Fixed assets, net	33,874,416	23,860,312
Lease equipment, net	24,134,675	23,774,359
Prepaid lease	5,749,582	5,592,757
Accounts receivable-non-current	379,298	1,463,078
Deferred income tax assets	314,137	211,653

Total noncurrent assets	64,452,108	54,902,159

TOTAL ASSETS	$87,109,822	$81,270,897
See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (IN U.S. $)

	August 31,	May 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2017	2017
	(Unaudited)

Current liabilities:
Accounts payable	$931,192	$498,959
Deferred revenues	4,654,293	3,695,730
Taxes payable	489,602	596,765
Loan from stockholder	18,054,975	17,468,486
Accrued liabilities	96,427	99,299
Total current liabilities	24,226,489	22,359,239

Security deposits payable	4,247,264	3,404,670

TOTAL LIABILITIES	28,473,753	25,763,909

Stockholders' equity:
Common stock, $0.001 par value per share, 75,000,000 shares authorized; 63,020,871 shares issued and outstanding	63,021	63,021
Additional paid-in capital	34,584,997	34,584,997
Statutory reserve fund	2,547,354	2,437,684
Retained earnings	23,131,517	22,022,689
Other comprehensive income (loss)	(1,690,820)	(3,601,403)

Total stockholders' equity	58,636,069	55,506,988

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$87,109,822	$81,270,897

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
 (CONTINUED)
(IN U.S. $)

	Three Months Ended August 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue:
Sales	$1,332,936	$1,536,109
Lease income	886,092	592,099

Total revenue	2,219,028	2,128,208

Cost of goods sold:
Cost of sales	140,448	139,786
Depreciation expense - leased equipment	428,791	286,323

Total cost of goods sold	569,239	426,109

Gross profit	1,649,789	1,702,099

Operating expenses:
Selling and marketing	176,906	151,438
General and administrative	240,661	261,854

Total operating expenses	417,567	413,292

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
 (CONTINUED)
(IN U.S. $)
	Three Months Ended August 31,
	2017	2016
	(Unaudited)	(Unaudited)

Income from operations	$1,232,222	$1,288,807
Interest income	82,687	135,165
Government subsidy	222,156	225,899

Income before provision for income taxes	1,537,065	1,649,871
Provision for income taxes	318,567	362,243

Net income	1,218,498	1,287,628

Earnings per common share, basic and diluted	$0.02	$0.02

Weighted average shares outstanding, basic and diluted	63,020,871	63,020,871

Comprehensive Income:
Net Income	$1,218,498	$1,287,628
Foreign currency translation adjustment	1,910,583	(750,785)

Comprehensive income	$3,129,081	$536,843
See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2017
 (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Other Comprehensive Income	Total
Balance, May 31, 2017	$63,021	$34,584,997	$22,022,689	$2,437,684	$(3,601,403)	$55,506,988
Net income	-	-	1,218,498	-	-	1,218,498
Appropriation to statutory reserve	-	-	(109,670)	109,670	-	-
Foreign currency translation adjustment	-	-	-	-	1,910,583	1,910,583

Balance, August 31, 2017 (Unaudited)	$63,021	$34,584,997	$23,131,517	$2,547,354	$(1,690,820)	$58,636,069
See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
 (IN U.S. $)

	For Three Months Ended August 31,
	2017	2016
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$1,218,498	$1,287,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	455,497	311,417
Amortization for the land	30,509	31,024
(Increase) in deferred income tax assets	(312,731)	(24,219)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,049,991	968,029
Decrease in prepaid VAT	150,636	100,657
(Increase) in prepaid expenses	(4,164,190)	(415,653)
Increase (decrease) in accounts payable and accrued liabilities	345,580	(473,197)
Increase in deferred revenue	814,572	135,544
(Decrease) in taxes payable	(174,966)	(48,136)

Net cash (used in) provided by operating activities	(586,604)	1,873,094

Cash flows from investing activities:
Purchase of fixed assets	-	(17,423)

Net cash (used in) investing activities	-	(17,423)

Cash flows from financing activities:
Loan receive from shareholder	20,000	-
Increase in security deposit payable	710,899	-

Net cash provided by financing activities	730,899	-

Effect of exchange rate changes on cash	13,420	(96,870)

Net increase (decrease) in cash	157,715	1,758,801
Cash, beginning	10,343,963	5,912,106

Cash, end	$10,501,678	$7,670,907

Supplemental disclosure of cash flow information
Income taxes paid	$535,904	$436,072

Land appreciation tax paid	$1,481	$1,506

Supplemental disclosure of non-cash activities
Property, equipment, equipment construction in process	$9,020,787	$-

Payment of accrued liabilities by shareholder	$20,000	$39,000

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
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
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
 (IN U.S. $)

NOTE 1.   ORGANIZATION (CONTINUED)

Linyi Xuefeng also signed a series of agreements with Jiangsu Liding Machinery Manufacturing Co., Ltd ("Jiangsu Liding") for the construction of the garbage recycling processing plant and production facilities purchase. The shareholder of the Company, Mr. Li Yuan, is also the shareholder of Jiangsu Liding (see note 6). In 2016, the total purchase amount $7,714,280 from Jiangsu Liding was fully delivered in December 2015 and included in the fixed assets of the accompanying consolidated balance sheet as of August 31, 2017 and May 31, 2016. In 2017, and the total purchase amount $8,599,726 from Jiangsu Liding, and paid in advanced with $6,879,781 was included in prepaid expenses with of the accompanying consolidated balance sheet as of  May 31, 2017. The total purchase in 2017 was fully delivered in July, 2017 and included in the fixed assets of the accompanying consolidated balance sheet as of August 31, 2017.

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
 (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The unaudited interim consolidated financial statements of the Company as of August 31, 2017 and for the three months ended August 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Form 10-K filed with the SEC. The results of operations for the three months ended August 31, 2017 are not necessarily indicative of the results to be expected for future three months or for the year ending May 31, 2018.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
 (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACQUISITION OF LINYI XUEFENG

The following financial statement amounts and balances of Linyi Xuefeng have been included in the accompanying consolidated financial statements.

	August 31,	May 31,
	2017	2017

TOTAL ASSETS	$43,267,453	$40,133,685

TOTAL LIABILITIES	$19,089,113	$16,877,408

	For Three Months Ended August 31,
	2017	2016

TOTAL OPERATING EXPENSES	$115,903	$97,035

TOTAL OTHER INCOME	$224,113	$226,058

NET INCOME	$136,696	$153,242

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	August 31, 2017	May 31, 2017	August 31, 2016
Balance sheet items, except for stockholders' equity, as of periods end	0.1517	0.1468	N/A

Amounts included in the statements of income, statements of changes in stockholders' equity and statements of cash flows	0.1481	N/A	0.1506

For the three months ended August 31, 2017 and 2016, foreign currency translation adjustments of $ 1,910,583   and $(750,785), respectively, have been reported as other comprehensive income (loss).  Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, "Exceptions to Comprehensive Recognition of Deferred Income Taxes," the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
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

First, there is no guarantee that the licensee of our patent will have sufficient capital resources to perform the licensing agreement and pay the licensing fee on time or at all. The length of the agreement is up to five (5) years and therefore the Company may not able to collect fees for the entire agreement. Second, there is a potential credit risk for which the licensee may unilaterally terminate the agreement and thus affect the payout of the licensing agreement. Third, an accident involving the equipment caused by employees of the licensee may have material adverse effect on the operation of the licensee. This unforeseeable risk could impact the licensee's ability to perform throughout the length of the agreement. Lastly, unforeseeable natural disasters could have a material adverse effect on the production and operation of the Company's licensees. If their operation is impacted by events such as fire, flood or earthquakes, they may need to cease their operation and therefore may be unable to perform their obligations under the agreement.

Linyi Xuefeng's income relates solely to government for city pollution garbage processing system constructions.  Government subsidies are recognized as earned when grant expenses are incurred up to the maximum amount allowed for each grant award.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
 (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Sales-Type Leases

The Company entered into three sales-type lease arrangements during the three months ended August 31, 2015, with two customers for financing of their purchase of garbage processing equipment.  The arrangements with the customers have a fixed term of three years.  Revenue from the sale of the equipment is recognized at the inception of the lease.  The payments have been present valued with an annual interest rate of 5.25%.  In connection with these arrangements, the Company recognized no revenue for the three months ended August 31, 2017 and 2016.  Future minimum collections for the year ending May 31 are as follows:
Year Ending
May 31,	Amount

2018	$3,311,632
2019	1,512,278

$4,823,910

Operating Leases

The Company entered into six operating lease arrangements with five customers for garbage processing equipment on March 31, 2017, December 28, 2016, April 25, 2016, December 28, 2015 and November 6, 2015, respectively. The arrangement with the customer has a fixed term of five years with quarterly payments of $177,725(RMB1,200,000), $177,725(RMB1,200,000), $177,725(RMB1,200,000), $355,450 (RMB2,400,000), and $148,104(RMB1,000,000) respectively. Revenue from the leasing of the equipment is recognized monthly. In addition, the lease required a security deposit on $728,102(RMB4,800,000), $728,102(RMB4,800,000), $728,102(RMB4,800,000), $1,456,205(RMB9,600,000) and $606,752   (RMB4,000,000), respectively. At the end of the five years lease term, it will be determined whether the lease will be extended, leased to a new customer or returned to the Company. Future minimum payments for the years ending May 31 are as follows:
Year Ending
May 31,	Amount

2018	$3,110,184
2019	4,146,912
2020	4,146,912
2021	3,149,678
2022	1,007,107

$15,560,793

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
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
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
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
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
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
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
 (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of August 31, 2017 and May 31, 2017, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, accounts receivable, prepaid VAT, accounts payable and accrued expenses, and deferred revenue approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
 (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED REVENUE

Deferred revenue is advance payments received for patent licensing fees and received from government for city pollution garbage processing system constructions. These payments received, but not yet earned, are recognized as deferred revenue in the consolidated balance sheets.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes" ("ASC 740"), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.   As August 31, 2017 and May 31, 2017, the differences relate entirely to revenue deferred for financial statement purposes.  During the year ended May 31, 2015, as permitted by the PRC tax law, the Company began recognizing revenue from patent licensing fees for income tax purposes, based on when it is earned rather than when it is collected, consistent with the financial statement recognition.  As a result, there are no differences between the basis of assets and liabilities for financial statements and income tax purposes for deferred revenue and, as a result, deferred income taxes are no longer required to be recognized.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of August 31, 2017 and May 31, 2017, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 34%.  No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three months ended August 31, 2017 and 2016.

PRC

Jiangsu Xuefeng and Baichuang Consulting are subject to an Enterprise Income Tax at 25% and file their own tax returns.  Consolidated tax returns are not permitted in China.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
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

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  For the three months ended August 31, 2017 and 2016, advertising expense was $133,294 and $90,359, respectively.

STATUTORY RESERVE FUND

Pursuant to corporate law in the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company's registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  For the three months ended August 31, 2017 and 2016, a statutory reserve of $109,670 and $112,720, respectively, was required to be allocated to the Company.

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
 (IN U.S. $)

NOTE 4.   FIXED ASSETS

Fixed assets are summarized as follows:
	August 31, 2017	May 31, 2017

Computers and equipment	$82,278	$79,601
Vehicles	87,866	85,007
Production facilities	17,827,177	8,308,691
Furniture and fixtures	116,333	112,548
Building and improvement	16,003,084	15,482,441

	34,116,738	24,068,288
Less: accumulated depreciation	(242,322)	(207,976)

	$33,874,416	$23,860,312

For the three months ended August 31, 2017 and 2016, depreciation expense was $26,706 and $29,838 respectively.

Building and improvements include approximately $23.8 million relating to construction of the garbage recycling processing plant and production facilities purchase (see note 1). Of this amount approximately $13,256 of depreciation has been taken during the three months ended August 31, 2017, relating to office furniture and equipment placed in service. The facility has taken longer than originally planned to complete due to government delays and is expected to complete by July 31, 2017. Total investment is expected to be approximately $29 million.

NOTE 5.   LEASE EQUIPMENT
	August 31, 2017	May 31, 2017

Leasing equipment	$26,350,045	$25,492,775
Less: accumulated depreciation	(2,215,370)	(1,718,416)

	$24,134,675	$23,774,359

For the three months ended August 31, 2017 and 2016, depreciation expense was $428,791 and $281,579 respectively.

Before leasing the equipment to their client, the Company will upgrade the equipment to meet the client's requirement. The Company recorded the equipment as equipment construction in process before it finishes the upgrading process. As of August 31, 2017, no equipment construction in process was included in lease equipment.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
 (IN U.S. $)

NOTE 6.   INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.  In the PRC, the Company files tax returns for Jiangsu Xuefeng.

The provision for (benefit from) income taxes consists of the following for the three months ended August 31, 2017 and 2016:

	For the Three Months Ended August 31，
	2017	2016

Current	$411,679	$386,462
Deferred	(93,112)	(24,219)

Total	$318,567	362,243

As of August 31, 2017, the Company had unused operating loss carry-forwards of approximately $1,639,152 expiring in various years through 2022.

The expected tax rate for income in the PRC is 25%.  The following table reconciles the effective income tax rates with the statutory rates For the three months ended August 31,:

	2017	2016

Statutory rate	25%	25%
Government subsidy	4%	3%

Effective income tax rate	21%	22%

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
 (IN U.S. $)

NOTE 6.   INCOME TAXES (CONTINUED)

During the year ended May 31, 2017, the Company filed its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service ("IRS") Form 5471, "Information Return of U.S. Persons with Respect to Certain Foreign Corporations" for the fiscal years ended May 31, 2017, May 31, 2016, and May 31, 2015, which is a short year income tax return required to be filed as a result of the change in fiscal year. and the information reports for the years ended December 31, 2016, 2015 and 2014 concerning its interest in foreign bank accounts on form TDF 90-22.1, "Report of Foreign Bank and Financial Accounts" ("FBAR"). Currently, the 2014, 2015 and 2016 tax years are open and subject to examination by the taxing authorities.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. Federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through May 31, 2017. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. Federal income taxes, interest and penalties. The tax years ended May 31, 2017, 2016 and 2015 remain open to examination by the IRS.

NOTE 7.   RELATED PARTY TRANSACTIONS

On August 5, 2012, the Company entered into an agreement to lease the patent rights on garbage recycling processing technology from Li Yuan, one of the Company's stockholders.  Under the current terms, the Company is required to pay a fee of $11,848 (RMB80,000) each month for five years from September 2012 to August 2017.  The Company has renewed the agreement to pay the same fee each month for five years from September 2017 to August 2022. The related prepaid patent leasing fees of $48,540 and $82,182 are included in prepaid expenses on the consolidated balance sheets as of August 31, 2017 and May 31, 2017, respectively.

The remaining payments for the patent rights are as follows:

Year Ending
May 31,	Amount

2018	$60,675
2019	145,620
2020	145,620
2021	145,620
2022	145,620
Others	36,405

Total	$679,560

The Company obtained a demand loan from Li Yuan, a stockholder which is non-interest bearing.  The total loan of approximately $596,169 represents $517,169 of expenses paid by the stockholder and payments of approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. The balance is reflected as loan from stockholder As of August 31, 2017 and May 31, 2016.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
 (IN U.S. $)

NOTE 7.   RELATED PARTY TRANSACTIONS (CONTINUED)

On June 25, 2013, Linyi Xuefeng and the shareholder, Mr. Li Yuan, entered into a loan agreement pursuant to which Mr. Li Yuan provides a loan facility to the Linyi Xuefeng, which are non-interest bearing and expiring on June 30, 2017. The maximum amount of the loan is RMB200,000,000 ($29,350,600). Any borrowings in excess of this amount may be negotiated between the parties. On December 17, 2015, a resolution of the board was signed by Mr. Li Yuan, who is the sole shareholder of Linyi Xuefeng, surrendered a loan to the Linyi Xuefeng of RMB140,000,000 ($20,545,420) and treated as a capital contribution to the Linyi Xuefeng. The loans outstanding were $17,458,806 and $16,890,803 as of August 31, 2017 and May 31, 2017, respectively.

Linyi Xuefeng also signed a series of agreements with Jiangsu Liding Machinery Manufacturing Co., Ltd ("Jiangsu Liding") for the construction of the garbage recycling processing plant and production facilities purchase. The shareholder of the Company, Mr. Li Yuan, is also the shareholder of Jiangsu Liding. Total purchase amount $7,714,280 from Jiangsu Liding was fully delivered in December 2015, and included in the fixed assets of the accompanying consolidated balance sheet as of May 31, 2017 and 2016. In 2017, and the total purchase amount $8,599,726 from Jiangsu Liding, and advanced payment of $6,879,781 was included in prepaid expenses with of the accompanying consolidated balance sheet as of  May 31, 2017. In 2018, and the total purchase in 2017 was fully delivered in July, 2017 and included in the fixed assets of the accompanying consolidated balance sheet as of August 31, 2017.

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

The amortization for the land use right for the three months ended August 31, 2017 and 2016 was $30,509  and $31,024 respectively.

NOTE 9.   SECURITY DEPOSIT PAYABLE

The company leased out highly efficient waste disposal equipment to customers and received one year leasing fee as deposit. The security deposit payable was $4,247,264  and $3,404,670,  as of August 31, 2017 and May 31, 2017, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
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

Rent expense For the three months ended August 31, 2017 and 2016 was $3,643 and $1,807  respectively.

Future minimum payments for the years ending May 31 are as follows:
Year Ending
May 31,	Amount

2018	$10,930
2019	13,744

$24,674

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
 (IN U.S. $)

NOTE 13.   CONCENTRATION OF CREDIT AND BUSINESS RISK

Cash and cash equivalents

Substantially all of the Company's bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

For the three months ended August 31, 2017 and 2016, one customer of the Company accounted for 17% of revenue, and three customers accounted for 49% of revenue,respectively. Three customers accounted for 100% accounts receivable  as August 31, 2017 and May 31, 2017.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
 (IN U.S. $)

NOTE 14.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

The condensed financial information of the Company's US parent only balance sheets as of May 31, 2017, and the US parent company only statements of income, and cash flows for the year ended May 31, 2017 are as follows:
Condensed Balance Sheets

ASSETS	May 31, 2017

Investment in subsidiaries and VIE	$56,110,357

TOTAL ASSETS	$56,110,357
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Loan from stockholder	$564,401
Accrued liabilities	38,968

Total current liabilities	603,369

Stockholders' equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 63,020,871 shares issued and outstanding	63,021
Additional paid-in capital	34,584,997
Statutory reserve fund	2,437,684
Retained earnings	22,022,689
Other comprehensive income	(3,601,403)

Total stockholders' equity	55,506,988
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,110,357

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
 (IN U.S. $)

NOTE 14.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
(CONTINUED)

Condensed Statements of Income

For The Year Ended May 31,
2017

Revenues:
Share of earnings from investment in subsidiaries and	$4,659,228

Operating expenses:
General and administrative	148,316

Net income	$4,510,912

Condensed Statements of Cash Flows

For The Year Ended May 31,
2017

Cash flows from operating activities:
Net income	$4,510,912
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries	(4,659,228)
Increase in accrued liabilities	148,316

Net cash from operating activities	-

Net increase in cash	-
Cash, beginning of year	-

Cash, end of year	$-

Noncash financing activities:
Payment of accrued liabilities by shareholder	$152,348

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016
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

There were no cash transactions in the US parent company during the three months ended May 31, 2017.

Restricted Net Assets

Under PRC laws and regulations, the Company's PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company's PRC subsidiaries amounted to approximately $56,110,357, as of  May 31, 2017.

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

Results of Operations for the Quarters Ended August 31, 2017, 2016 and 2015

The following table sets forth in U.S. dollars, key components of our audited results of operations for the quarters ended August 31, 2017 and 2016 and the percentage change between these quarters.

	Quarter Ended August 31,
	2017	2016	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$2,219,028	$2,218,208	4%
Cost of revenue	(569,239)	(426,109)	34%
Gross profit	1,649,789	1,702,099	(3%	)
Selling expenses	176,906	151,438	17%
General and administrative expenses	240,661	261,854	(8%	)
Total operating expenses	417,567	413,292	1%
Operating income	1,232,222	1,288,807	(4%	)
Non-operating income	304,843	361,064	(16%	)
Income before provision for income taxes	1,537,065	1,649,871	(7%	)
Provision for income taxes	318,567	362,243	(2%	)
Net income	1,218,498	1,287,628	(5%	)
Noncontrolling interests	-	-	0%
Net income attributable to common stockholders	$1,218,498	$1,287,628	(5%	)

Revenue

We provide improvement and upgrading services for garbage processing equipment to our customers. This is a one-time service. We also license a patent to our customers. The patent licensing is limited to five years with payments due annually in advance. During the fiscal year ended May 31, 2016, we began to sell or lease the garbage processing equipment to our customers.

We generated $2,219,028 in revenue for the quarter ended August 31, 2017, as compared to $2,128,208 for the quarter ended August 31, 2016. Our revenue for the quarter ended August 31, 2017 increased by $90,820 or 4% compared to the revenue for the quarter ended August 31, 2016. Revenue remained stable by comparing with the quarters ended August 31, 2017 and 2016.

	Quarters Ended August 31,
	2017	2016	Percentage
	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$-	$451,797	(100)%
Patent Leasing	1,332,936	1,084,313	23%
Income	886,092	592,099	50%
Total	$2,219,028	$2,128,209	4%

Improvement and Upgrading Services
During the quarter ended August 31, 2017, we didn't provide improvement and upgrading services to our customers. During the quarter ended August 31, 2016, we provided improvement and upgrading services to one customer and generated revenue of $451,797.  The services were completed and accepted by the customer and the payment was received in full as of August 31, 2016. While our core business still focuses on providing improvement and upgrading services for customers' garbage processing equipment, we had also begun selling or leasing our garbage processing equipment.

Patent Licensing
During the quarter ended August 31, 2017, we generated revenue of $1,332,936 from licensing our patent to 20 unrelated customers. During the quarter ended August 31, 2016, we generated revenue of $1,084,313 from licensing our patent to 16 unrelated customers. As all these customers became licensees before June 1, 2017 and 2016, patent licensing revenue was recognized for the entire three months for these customers during prior periods.

Operating lease
During the quarter ended August 31, 2016, we had four operating leases for a 300-ton and three 500-ton garbage processing system. The lease period is 5 years with annual lease payments of $602,396 and $2,168,626 (for the two 500-ton garbage processing system), respectively, before VAT. The 300-ton garbage processing system was delivered and tested in the beginning of November 2015. The two 500-ton garbage processing systems were delivered and tested in the beginning of January 2016. Another 500-ton garbage processing system was delivered and tested in the end of April 2016. These leases are being accounted for as operating leases because they have no renewal or purchase option. At the end of the five years, either a new lease will be negotiated or the equipment will be returned. For the quarter ended August 31, 2016, we generated operating lease revenue of $592,099 from the four equipment. During the quarter ended August 31, 2017, we have two new operating leases for two 500-ton garbage processing system. The lease period is still 5 years with annual lease payments of $1,413,422, before VAT. These two 500-ton garbage processing systems were delivered and tested on December 28, 2016 and March 31, 2017, respectively. During the quarter ended August 31, 2017, we generated operating lease revenue of $886,092 from the six equipment.

Cost of Goods Sold
Our cost of goods sold increased to $569,239 for the quarter ended August 31, 2017 from $426,109 for the quarter ended August 31, 2016, which represented an increase of 34%. It is primarily because the cost of leasing equipment increased. Our improvement and upgrading service and patent licensing revenue, the cost primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses. For the operating lease revenue, the depreciation of the garbage processing equipment is the main cost which also included in the cost of revenue.

Gross Profit
Our gross profit decreased to $1,649,789 for the quarter ended August 31, 2017 from $1,702,099 for the quarter ended August 31, 2016. Our gross profit ratio for the quarters ended August 31, 2017 and 2016 was 74% and 80%, respectively. Our business stream has resulted in a high gross margin because we have no cost of products sold if we don't sell garbage processing equipment. Our cost of goods sold is almost entirely direct labor and patent licensing fees, depreciation of leased equipment and other operating expenses.

Selling and Marketing Expenses
Our selling and marketing expenses increased to $176,906 for the quarter ended August 31, 2017 from $151,438 for the quarter ended August 31, 2016 which represented an increase of 17%. Our selling and marketing expenses were primarily comprised of sales employees' salaries, advertising expenses, training expenses and travelling expenses. The main reason caused the increase is our advertising expenses increased from $90,359 for the quarter ended August 31, 2016 to $133,294 for the quarter ended August 31, 2017.

General and Administrative Expenses
Our general and administrative expenses decreased to $240,661 for the quarter ended August 31, 2017 from $261,854 for the quarter ended August 31, 2016, representing an 8% decrease. Our general and administrative expenses were primarily comprised of employees' salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees. The decrease is primarily caused by the decrease in professional fees incurred in the U.S.

Non-operating income
Despite our large cash balances, the interest income generated for the quarters ended August 31, 2017 and 2016 was nominal for principally two reasons: 1) extremely low bank's current deposit interest rate and 2) minimal fluctuation of the annual interest rates within a 0.30% range; The interest income reported is net after deducting bank service charges. For the quarters ended August 31, 2017 and 2016, our bank interest was $7,183 and $4,031, respectively. For the quarters ended August 31, 2017 and 2016, our interest income also includes interest of $75,504 and $135,165, respectively, earned on the sales type leases. Our non-operating income also included government subsidy. Our wholly owned subsidiary, Linyi Xuefeng, received government subsidy of approximate $888,624 (RMB 6,000,000) annually. For the quarters ended August 31, 2017 and 2016, the income of government subsidy was $222,156 and $225,899 under accrue basis, respectively.

Provision for Income Taxes
Our provision for income taxes decreased to $304,843 for the quarter ended August 31, 2017 from $362,243 for the quarter ended August 31, 2016. Our effective tax rate for the quarters ended August 31, 2017 and 2016 was approximately 21% and 22%, respectively. The enterprise income tax rate is 25% in China. Our tax filing for the calendar year ended December 31, 2016 was examined by the PRC tax authorities in May 2017. Our prior filings were accepted and no adjustments were proposed. The decrease in the provision for income taxes was primarily due to the decrease in our pre-tax income.

Net Income

For the quarters ended August 31, 2017 and 2016, we generated net income of $1,218,498 and $1,287,628, respectively.  We terminated the variable interest entity agreement on January 11, 2016.  For that reason, we didn't have "non-controlling interest" for the quarters ended August 31, 2017 and 2016, respectively.  As a result, our net income attributable to the common stockholders' of the Company for the quarters ended August 31, 2017 and 2016 was $1,218,498 and $1,287,628, respectively, representing $0.02 per share and $0.02 per share, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Equity transactions are recorded at their historical amounts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the quarters ended August 31, 2017 and 2016, a foreign currency gain (loss) of $1,910,583 and $(750,785) respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. The foreign currency loss was mainly due to the devaluation of the Chinese currency by approximately 6.5%.

Liquidity and Capital Resources

As of August 31, 2017, we had cash and cash equivalents of $10,501,678, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from cash from operations.

To date, we have financed our operations primarily through cash flows from operations. We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Operating activities
 Net cash used in operating activities was $586,604 for the quarter ended August 31, 2017, as compared with the net cash provided by operating activities of $1,873,094 for the quarter ended August 31, 2016. For the quarter ended August 31, 2017, the decrease in the accounts receivable of $1,049,991, prepaid VAT of $150,636, depreciation expenses of $455,497, increase in deferred revenue of $814,572, increased in accrued liability of $345,580,  increase in deferred income tax assets of $312,731 and increase in prepaid expenses of $4,164,190 mainly caused the difference between the net cash provided by operating activities and the net income. For the quarter ended August 31, 2016, the decrease in the accounts receivable of $968,029, prepaid VAT of $100,657, depreciation expenses of $311,417, increase in deferred revenue of 135,544, the increase in prepaid expenses of $415,653 and the decrease in accounts payable and other accrued liabilities of $473,197 mainly caused the difference between the net cash provided by operating activities and the net income.

Investing activities
Net cash used in investing activities was $17,423 for the quarter ended August 31, 2016. We didn't have any cash transaction for investing activities for the quarter ended August 31, 2017.

Financing activities
For the quarter ended August 31, 2016, we did not have any cash provided or used by any financing activities. For the quarter ended August 31, 2017, our financing activities provided $730,899 in cash. We received a loan of $20,000 from our shareholder which was mainly used for the payment for U.S professional expenses. We also received net security deposit of $710,899 for the quarter ended August 31, 2017.

Effect of exchange rate on cash
The positive (negative) effect of the exchange rate on cash of $130,420 and $(96,870) was principally due to the devaluation by the PRC government of their currency for the fiscal quarters ended August 31, 2017 and 2016, respectively. There could be further negative adjustments should the PRC government or the exchange markets further devalue the Chinese currency.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2017.

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

Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of August 31, 2017 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of August 31, 2017.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2017, the Company determined that there were control deficiencies that constituted the following material weaknesses:

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

ITEM 1A. RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on August 29, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company's equity securities during the three months ended August 31 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

Resignation of Kuanfu Fan

On October 13, 2017, Kuanfu Fan tendered his resignation as the Chief Financial Officer ("CFO"), Treasurer and Secretary of the Company, by providing a notice to the Board of Directors.

Appointment of Li Yuan

Effective October 13, 2017, the Board appointed Li Yuan, Company's current Chairman of the Board and CEO, as the CFO, Treasurer and Secretary of the Company

Family Relationships

Li Yuan and our director Yi Yuan are brothers.  There are no other family relationships among any of our officers or directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" herewith not "filed".
+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed".

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Xuefeng Environmental Engineering Inc.

Date: October 16, 2017	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer and Chief Financial Officer Principal Executive Officer and Principal Accounting Officer