Form 10-Q
period 2017-11-30
China Xuefeng Environmental Engineering Inc.
filed 2018-01-09
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2017
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

As of January 9, 2018, there were 63,020,871 outstanding shares of common stock of the registrant, par value $0.001 per share.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (IN U.S. $)

	November 30,	May 31,
ASSETS	2017	2017
	(Unaudited)

Current assets:
Cash	$19,445,636	$10,343,963
Accounts receivable	3,734,855	4,365,854
Inventory	29,032	-
Prepaid Expenses	333,040	7,009,322
Prepaid VAT	5,105,938	4,649,599
Deferred registration cost	141,975	-

Total current assets	28,790,476	26,368,738

Noncurrent assets:
Fixed assets, net	33,747,056	23,860,312
Lease equipment, net	27,335,112	23,774,359
Prepaid lease	5,700,277	5,592,757
Accounts receivable-non-current	-	1,463,078
Deferred income tax assets	500,276	211,653

Total noncurrent assets	67,282,721	54,902,159

TOTAL ASSETS	$96,073,197	$81,270,897

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (IN U.S. $)

	November 30,	May 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2017	2017
	(Unaudited)

Current liabilities:
Accounts payable	$1,227,041	$498,959
Deferred revenues	4,463,186	3,695,730
Taxes payable	572,082	596,765
Loan from stockholder	18,009,106	17,468,486
Accrued liabilities	223,421	99,299

Total current liabilities	24,494,836	22,359,239

Security deposits payable	4,838,688	3,404,670

TOTAL LIABILITIES	29,333,524	25,763,909

Stockholders' equity:
Common stock, $0.001 par value per share, 75,000,000 shares authorized; 66,520,871 and 63,020,871 shares issued and outstanding as of November 30, 2017 and May 31, 2017	66,521	63,021
Additional paid-in capital	41,581,497	34,584,997
Statutory reserve fund	2,592,153	2,437,684
Retained earnings	24,352,345	22,022,689
Other comprehensive income (loss)	(1,852,843)	(3,601,403)

Total stockholders' equity	66,739,673	55,506,988

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,073,197	$81,270,897

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
 (CONTINUED) (IN U.S. $)

	Three Months Ended, November 30,		Six Months Ended, November 30,
	2017	2016	2017	2016

Revenue:
Sales	$1,811,796	$1,952,580	$3,144,732	$3,488,689
Lease income	948,442	582,737	1,834,534	1,174,836

Total revenue	2,760,238	2,535,317	4,979,266	4,663,525

Cost of goods sold:
Cost of sales	126,987	116,543	267,435	256,329
Depreciation expense - leased equipment	458,868	286,878	887,659	573,201

Total cost of goods sold	585,855	403,421	1,155,094	829,530

Gross profit	2,174,383	2,131,896	3,824,172	3,833,995

Operating expenses:
Selling and marketing	252,662	177,205	429,568	328,643
General and administrative	281,625	281,459	522,286	543,313
R&D Expense	374,841	-	374,841	-

Total operating expenses	909,128	458,664	1,326,695	871,956

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
 (CONTINUED) (IN U.S. $)

	Three Months Ended, November 30,		Six Months Ended, November 30,
	2017	2016	2017	2016

Income from operations	1,265,255	1,673,232	2,497,477	2,962,039
Interest income	69,560	122,129	152,247	257,294
Government subsidy	227,093	222,327	449,248	448,226

Income before provision for income taxes	1,561,908	2,017,688	3,098,972	3,667,559
Provision for income taxes	296,280	454,637	614,847	816,880

Net income	1,265,628	1,563,051	2,484,125	2,850,679

Earnings per common share, basic and diluted	$0.02	$0.02	$0.04	$0.05

Weighted average shares outstanding, basic and diluted	64,187,538	63,020,871	63,604,204	63,020,871

Comprehensive Income:
Net Income	$1,265,628	$1,563,051	$2,484,125	$2,850,679
Foreign currency translation adjustment	(162,023)	(1,568,218)	1,748,560	(2,319,003)

Comprehensive income	$1,103,605	$(5,167)	$4,232,685	$531,676

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2017
 (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, May 31, 2017	$63,021	$34,584,997	$22,022,689	$2,437,684	$(3,601,403)	$55,506,988
Ordinary shares issue	3,500	6,996,500	-	-	-	7,000,000
Net income	-	-	2, 484,125	-	-	2, 484,125
Appropriation to statutory reserve	-	-	(154,469)	154,469	-	-
Foreign currency translation adjustment	-	-	-	-	1,748,560	1,748,560

Balance, November 30, 2017 (Unaudited)	$66,521	$41,581,497	$24,352,345	$2,592,153	$(1,852,843)	$66,739,673

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
 (IN U.S. $)

	For Six Months Ended November 30,
	2017	2016
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$2,484,125	$2,850,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	941,370	618,489
Amortization for the land	61,697	61,556
(Increase) in deferred income tax assets	(272,103)	(48,471)
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,137,244	2,024,011
(Increase) in inventory	(28,752)	-
(Increase) in prepaid VAT	(312,117)	(552,883)
(Increase) in prepaid expenses	(4,214,041)	(245,628)
Increase (decrease) in accounts payable andaccrued liabilities	4,060,305	(654,862)
Increase in deferred revenue	648,913	67,234
Decrease in taxes payable	(49,759)	(85,124)

Net cash provided by operating activities	5,456,882	4,035,001

Cash flows from investing activities:
Purchase of fixed assets	(5,930)	(4,501,517)
Cash paid for stock issuance costs	(141,975)	-
Purchase of items of leasing equipment	(3,699,121)	-

Net cash (used in) investing activities	(3,847,026)	(4,501,517)

Cash flows from financing activities:
Cash received from stock issuance	7,000,000	-
Increase in security deposit payable	718,796	-

Net cash provided by financing activities	7,718,796	-

Effect of exchange rate changes on cash	(226,980)	(204,853)

Net increase (decrease) in cash	9,101,672	(671,369)
Cash, beginning	10,343,963	5,912,106

Cash, end	$19,445,635	$5,240,737

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
 (IN U.S. $)

Supplemental disclosure of cash flow information
Income taxes paid	$935,701	$950,476

Land appreciation tax paid	$2,995	$2,988

Supplemental disclosure of non-cash activities
Property, equipment, equipment construction in process	$9,120,991	$-

Payment of accrued liabilities by shareholder	$29,826	$89,000

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
 (IN U.S. $)

NOTE 1.   ORGANIZATION (CONTINUED)

Linyi Xuefeng also signed a series of agreements with Jiangsu Liding Machinery Manufacturing Co., Ltd ("Jiangsu Liding") for the construction of the garbage recycling processing plant and production facilities purchase. The shareholder of the Company, Mr. Li Yuan, is also the shareholder of Jiangsu Liding (see note 6). In 2016, the total purchase amount $7,714,280 from Jiangsu Liding was fully delivered in December 2015 and included in the fixed assets of the accompanying consolidated balance sheet as of November 30, 2017 and May 31, 2016. In 2017, and the total purchase amount $8,599,726 from Jiangsu Liding, and paid in advanced with $6,879,781 was included in prepaid expenses with of the accompanying consolidated balance sheet as of  May 31, 2017. The total purchase in 2017 was fully delivered in July, 2017 and included in the fixed assets of the accompanying consolidated balance sheet as of November 30, 2017.

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

On October 30, 2017, China Xuefeng Environmental Engineering, Inc. (the "Company") completed a closing of private placement offering (the "Offering") of shares of the Company's common stock, par value $0.001 per share (the "Shares"), at a purchase price of RMB 13.275, or US$2.00 per share, based on the currency exchange rate of 6.6375 on October 27, 2017, for an aggregate purchase price of RMB 46,462,500, or approximately $7,000,000. Upon the closing, the Company issued a total of 3,500,000 shares of its common stock to the subscribers in the Offering.

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth as follows:

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
 (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The unaudited interim consolidated financial statements of the Company as of November 30, 2017 and for the three and six months ended November 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Form 10-K filed with the SEC. The results of operations for the three and six months ended November 30, 2017 are not necessarily indicative of the results to be expected for future three months or for the year ending May 31, 2018.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
 (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACQUISITION OF LINYI XUEFENG

The following financial statement amounts and balances of Linyi Xuefeng have been included in the accompanying consolidated financial statements.

	November 30,	May 31,
	2017	2017

TOTAL ASSETS	$42,876,706	$40,133,685

TOTAL LIABILITIES	$18,978,349	$16,877,408

	For Three Months Ended November 30,		For Six Months Ended November 30,
	2017	2016	2017	2016

TOTAL OPERATING EXPENSES	$571,105	$96,012	$687,008	$193,047

TOTAL OTHER INCOME	$228,546	$223,004	$452,659	$449,062

NET (LOSS) INCOME	$(200,146)	$151,244	$(63,450)	$304,486

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	November 30, 2017	May 31, 2017	November 30, 2016
Balance sheet items, except for stockholders' equity, as of periods end	0.1512	0.1468	N/A
Amounts included in the statements of income, statements of changes in stockholders' equity and statements of cash flows for three months	0.1514	N/A	0.1481
Amounts included in the statements of income, statements of changes in stockholders' equity and statements of cash flows for six months	0.1497	N/A	0.1494

For the three months ended November 30, 2017 and 2016, foreign currency translation adjustments of $(163,117) and $(1,568,218) , respectively, for the six months ended November 30, 2017 and 2016, foreign currency translation adjustments of $1,747,466 and $(2,319,003), respectively, have been reported as other comprehensive income (loss).  Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, "Exceptions to Comprehensive Recognition of Deferred Income Taxes," the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
 (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Sales-Type Leases

The Company entered into three sales-type lease arrangements during the three months ended August 31, 2015, with two customers for financing of their purchase of garbage processing equipment.  The arrangements with the customers have a fixed term of three years.  Revenue from the sale of the equipment is recognized at the inception of the lease.  The payments have been present valued with an annual interest rate of 5.25%.  In connection with these arrangements, the Company recognized no revenue for the three and six months ended November 30, 2017 and 2016.  Future minimum collections for the year ending May 31 are as follows:

Year Ending
May 31,	Amount

2018	$2,215,100
2019	1,507,503

$3,722,603

 Operating Leases

The Company entered into seven operating lease arrangements with six customers for garbage processing equipment on October 20, 2017, March 31, 2017, December 28, 2016, April 25, 2016, December 28, 2015 and November 6, 2015, respectively. The arrangement with the customer has a fixed term of five years with quarterly payments of $149,749 (RMB1,000,000), $179,699 (RMB1,200,000), $179,699 (RMB1,200,000), $179,699 (RMB1,200,000), $359,398 (RMB2,400,000), and $149,749 (RMB1,000,000) respectively. Revenue from the leasing of the equipment is recognized monthly. In addition, the lease required a security deposit on $604,836    (RMB4,000,000), $725,803 (RMB4,800,000), $725,803 (RMB4,800,000), $725,803 (RMB4,800,000), $1,451,606 (RMB9,600,000) and $604,836 (RMB4,000,000), respectively. At the end of the five years lease term, it will be determined whether the lease will be extended, leased to a new customer or returned to the Company. Future minimum payments for the years ending May 31 are as follows:

Year Ending
May 31,	Amount

2018	$2,395,987
2019	4,791,973
2020	4,791,973
2021	3,783,662
2022	1,617,291
Thereafter	249,582

$17,630,468

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
 (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Multiple-Element Arrangements (Continued)

Multiple Elements (Continued)

Since equipment improvement and upgrade service and patent leasing service are derived from the Company's patented technology, which the Company has the exclusive right to while others must obtain licensing rights to use the technology, the Company has a strong bargaining power in the market to undertake the promotion of its brand and corporate image. Furthermore, the Company uses a profit cost pricing method to determine the price of its product. The Company calculates the price by adding its target profit, or a 90% gross profit margin, to the base product cost to derive the final sale price of its services.

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
 (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of November 30, 2017 and May 31, 2017, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, accounts receivable, prepaid VAT, accounts payable and accrued expenses, and deferred revenue approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
 (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED REVENUE

Deferred revenue is advance payments received for patent licensing fees and received from government for city pollution garbage processing system constructions. These payments received, but not yet earned, are recognized as deferred revenue in the consolidated balance sheets.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes" ("ASC 740"), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.   As November 30, 2017 and May 31, 2017, the differences relate entirely to revenue deferred for financial statement purposes.  During the year ended May 31, 2015, as permitted by the PRC tax law, the Company began recognizing revenue from patent licensing fees for income tax purposes, based on when it is earned rather than when it is collected, consistent with the financial statement recognition.  As a result, there are no differences between the basis of assets and liabilities for financial statements and income tax purposes for deferred revenue and, as a result, deferred income taxes are no longer required to be recognized.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of November 30, 2017 and May 31, 2017, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 34%.  No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and six months ended November 30, 2017 and 2016.

PRC

Jiangsu Xuefeng and Baichuang Consulting are subject to an Enterprise Income Tax at 25% and file their own tax returns.  Consolidated tax returns are not permitted in China.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
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

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  For the three months ended November 30, 2017 and 2016, advertising expense was $136,255 and $133,741 respectively. For the six months ended November 30, 2017 and 2016, advertising expense was $269,549  and $224,100, respectively .

STATUTORY RESERVE FUND

Pursuant to corporate law in the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company's registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  For the six months ended November 30, 2017 and 2016, a statutory reserve of $154,469 and $252,411, respectively, was required to be allocated to the Company.

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
 (IN U.S. $)

NOTE 4.   FIXED ASSETS

Fixed assets are summarized as follows:

	November 30, 2017	May 31, 2017

Computers and equipment	$88,006	$79,601
Vehicles	87,587	85,007
Production facilities	17,770,883	8,308,691
Furniture and fixtures	116,556	112,548
Building and improvement	15,952,550	15,482,441

	34,015,582	24,068,288
Less: accumulated depreciation	(268,526)	(207,976)

	$33,747,056	$23,860,312

For the three months ended November 30, 2017 and 2016, depreciation expense was $27,005 and $25,361  respectively. For the six months ended November 30, 2017 and 2016, depreciation expense was $53,711 and $50,370 respectively.

Building and improvements and production facilities include approximately $34 million relating to construction of the garbage recycling processing plant and production facilities purchase.

NOTE 5.   LEASE EQUIPMENT

	November 30, 2017	May 31, 2017

Leasing equipment	$30,002,018	$25,492,775
Less: accumulated depreciation	(2,666,906)	(1,718,416)

	$27,335,112	$23,774,359

For the three months ended November 30, 2017 and 2016, depreciation expense was $458,868 and $281,711 respectively. For the six months ended November 30, 2017 and 2016, depreciation expense was $887,659 and $568,119 respectively.

Before leasing the equipment to their client, the Company will upgrade the equipment to meet the client's requirement. The Company recorded the equipment as equipment construction in process before it finishes the upgrading process. As of November 30, 2017, no equipment construction in process was included in lease equipment.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
 (IN U.S. $)

NOTE 6.   INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.  In the PRC, the Company files tax returns for Jiangsu Xuefeng.

The provision for (benefit from) income taxes consists of the following for the three and six months ended November 30, 2017 and 2016:

	For the Three Months Ended November 30，		For the Six Months Ended November 30，
	2017	2016	2017	2016

Current	$482,640	$478,886	$894,319	865,348
Deferred	(186,360)	(24,249)	(279,472)	(48,468)

Total	$296,280	454,637	614,847	816,880

As of November 30, 2017, the Company had unused operating loss carry-forwards of approximately $1,971,340  expiring in various years through 2022.

The expected tax rate for income in the PRC is 25%.  The following table reconciles the effective income tax rates with the statutory rates For the six months ended November 30:

	2017	2016

Statutory rate	25%	25%
Permanent difference	1.5%	-
Government subsidy	3.5%	2%

Effective income tax rate	20%	23%

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
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

NOTE 7.   RELATED PARTY TRANSACTIONS

On August 5, 2012, the Company entered into an agreement to lease the patent rights on garbage recycling processing technology from Li Yuan, one of the Company's stockholders.  Under the current terms, the Company is required to pay a fee of $11,980 (RMB80,000) each month for five years from September 2012 to August 2017.  The Company has renewed the agreement to pay the same fee each month for five years from September 2017 to August 2022. The related prepaid patent leasing fees of $12,097 and $82,182 are included in prepaid expenses on the consolidated balance sheets as of November 30, 2017 and May 31, 2017, respectively.

The remaining payments for the patent rights are as follows:

Year Ending
May 31,	Amount

2018	72,580
2019	145,161
2020	145,161
2021	145,161
2022	145,161
Thereafter	36,290

Total	$689,514

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
 (IN U.S. $)

NOTE 7.   RELATED PARTY TRANSACTIONS (CONTINUED)

The Company obtained a demand loan from Li Yuan, a stockholder which is non-interest bearing.  The total loan of approximately $605,430 represents $526,430 of expenses paid by the stockholder and payments of approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. The balance is reflected as loan from stockholder As of November 30, 2017 and May 31, 2017.

On June 25, 2013, Linyi Xuefeng and the shareholder, Mr. Li Yuan, entered into a loan agreement pursuant to which Mr. Li Yuan provides a loan facility to the Linyi Xuefeng, which are non-interest bearing and expiring on June 30, 2017. The maximum amount of the loan is RMB200,000,000 ($29,350,600). Any borrowings in excess of this amount may be negotiated between the parties. As of November 30, 2017, the loans outstanding was RMB115,096,000 (approximately $17,403,000). On December 17, 2015, a resolution of the board was signed by Mr. Li Yuan, who is the sole shareholder of Linyi Xuefeng, surrendered another loan to the Linyi Xuefeng of RMB140,000,000 (approximately $20,545,00) and treated as a capital contribution to the Linyi Xuefeng.

Linyi Xuefeng also signed a series of agreements with Jiangsu Liding Machinery Manufacturing Co., Ltd ("Jiangsu Liding") for the construction of the garbage recycling processing plant and production facilities purchase. The shareholder of the Company, Mr. Li Yuan, is also the shareholder of Jiangsu Liding. Total purchase amount $7,714,280 from Jiangsu Liding was fully delivered in December 2015, and included in the fixed assets of the accompanying consolidated balance sheet as of May 31, 2017 and 2016. In 2017, and the total purchase amount $8,599,726 from Jiangsu Liding, and advanced payment of $6,879,781 was included in prepaid expenses with of the accompanying consolidated balance sheet as of  May 31, 2017. In 2018, and the total purchase in 2017 was fully delivered in July, 2017 and included in the fixed assets of the accompanying consolidated balance sheet as of November 30, 2017.

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

The amortization for the land use right for the three months ended November 30, 2017 and 2016 was $31,188 and $30,532 respectively. The amortization for the land use right for the six months ended November 30, 2017 and 2016 was $61,697 and $61,556 respectively.

NOTE 9.   SECURITY DEPOSIT PAYABLE

The company leased out highly efficient waste disposal equipment to customers and received one year leasing fee as deposit. The security deposit payable was $4,838,688 and $3,404,670,  as of November 30, 2017 and May 31, 2017, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
 (IN U.S. $)

NOTE 10.   LEASES

The Company entered into a new lease agreement with an unrelated third party for new office space, which commenced on April 1, 2016 and expires on March 31, 2019.  The lease requires the Company to prepay the semi-annual rental of $3,594 (RMB24,000). The lease provides for renewal options.

The Company leases another office space for Linyi Xuefeng under a three-year operating lease from an unrelated third party, which expired on May 31, 2016. The lease required the Company to prepay the semi-annual rental. On May 26, 2016, the Company renewed the lease for another three years which ends on May 31, 2019.

Rent expense For the three months ended November 30, 2017 and 2016 was $3,724 and $1,779  respectively. Rent expense For the six months ended November 30, 2017 and 2016 was $7,368 and $3,586  respectively.

Future minimum payments for the years ending May 31 are as follows:

Year Ending
May 31,	Amount

2018	$7,368
2019	13,897

$21,265

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
 (IN U.S. $)

NOTE 13.   CONCENTRATION OF CREDIT AND BUSINESS RISK

Cash and cash equivalents

Substantially all of the Company's bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

For the three months ended November 30, 2017 and 2016, two customers of the Company accounted for 30% of revenue, and five customers of the Company accounted for 53% of revenue for operating lease, respectively. For the six months ended November 30, 2017 and 2016, one customers of the Company accounted for 15% of revenue, and five customers of the Company accounted for 43% of revenue for operating lease, respectively.

Two customers accounted for 100% accounts receivable  as November 30, 2017 and May 31, 2017.

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016
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

Overview

We are in the business of providing equipment and upgrade services to optimize garbage-recycling processes. We sell and lease comprehensive and environmental-friendly garbage recycling equipment. We also utilize our licensed patented technology of "comprehensive and harmless garbage-processing equipment" to upgrade software systems and reconstruct hardware for our clients and therefore expand the sorting scope and capacity of our clients' garbage recycling equipment. We also have manufactured, sold and leased garbage-processing equipment commencing since fiscal year ended May 31, 2016. We conduct our operations through our wholly-owned subsidiaries Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. ("Jiangsu Xuefeng") and Linyi County Renewable Resources Utilization Co., Ltd. ("Linyi Xuefeng").

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

Results of Operations

Results of Operations for the Three Months Ended November 30, 2017 and 2016

The following table sets forth in U.S. dollars, key components of our audited results of operations for the three months ended November 30, 2017 and 2016 and the percentage change between these comparable periods.

	2017	2016	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$2,760,238	$2,535,317	9%
Cost of revenue	(585,855)	(403,421)	45%
Gross profit	2,174,383	2,131,896	2%
Selling expenses	252,662	177,205	43%
General and administrative expenses	281,625	281,459	0%
R&D expenses	374,841	-	N/A
Total operating expenses	909,128	458,664	98%
Operating income	1,265,255	1,673,232	(24%)
Non-operating income	296,653	344,456	(14%)
Income before provision for income taxes	1,561,908	2,017,688	(23%)
Provision for income taxes	296,280	454,637	(35%)
Net income	1,265,628	1,563,051	(19%)
Noncontrolling interests	-	-	0%
Net income attributable to common stockholders	$1,265,628	$1,563,051	(19%)
Revenue

We provide improvement and upgrading services for garbage processing equipment to our customers. This is a one-time service. We also license a patent to our customers. The patent licensing is limited to five years with payments due annually in advance. During the fiscal year ended May 31, 2016, we began to sell or lease the garbage processing equipment to our customers.

We generated $2,760,238 in revenue for the three months ended November 30, 2017, as compared to $2,535,317 for the three months ended November 30, 2016. Our revenue for the three months ended November 30, 2017 increased by $224,921 or 9% compared to the revenue for the three months ended November 30, 2016. Revenue remained stable by comparing with the three months ended November 30, 2017 and 2016.

	Three Months Ended November 30,
	2017	2016	Percentage
	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$449,248	$773,353	(42%)
Patent Leasing	1,362,549	1,179,227	16%
Operating lease	948,441	582,737	63%
Total	$2,760,238	$2,535,317	9%

Improvement and Upgrading Services
During the three months ended November 30, 2017, we provided improvement and upgrading services to one customer and generated improvement and upgrading service revenue of $449,248. During the three months ended November 30, 2016, we provided improvement and upgrading services to one customer and generated such revenue of $773,353.  During the three months ended November 30, 2015, we also provided such services to one customer and generated such revenue of $477,300. The services were completed and accepted by the customer and the payment was received in full as of November 30, 2017 and 2016, respectively. While our core business still focuses on providing improvement and upgrading services for customers' garbage processing equipment, we had also begun selling or leasing our garbage processing equipment.

Patent Licensing
During the three months ended November 30, 2017, we generated revenue of $1,362,549 from licensing our patent to 20 unrelated customers. During the three months ended November 30, 2016, we generated revenue of $1,179,227 from licensing our patent to 18 unrelated customers. As all these customers became licensees before June 1, 2017 and 2016, patent licensing revenue was recognized for the entire three months for these customers during prior periods.

Operating lease
During the three months ended November 30, 2016, we had four operating leases for a 300-ton and three 500-ton garbage processing system. The lease period is 5 years with annual lease payments of $598,997 and $2,156,388 (for the total three 500-ton garbage processing system), respectively, before VAT. The 300-ton garbage processing system was delivered and tested in the beginning of November 2015. The two 500-ton garbage processing systems were delivered and tested in the beginning of January 2016. Another 500-ton garbage processing system was delivered and tested in the end of April 2016. These leases are being accounted for as operating leases because they have no renewal or purchase option. At the end of the five years, either a new lease will be negotiated or the equipment will be returned. For the three months ended November 30, 2016, we generated operating lease revenue of $1,179,227 from the four equipment. During the three months ended November 30, 2017, we have three new operating leases for three 500-ton garbage processing system. The lease period is still 5 years with annual lease payments of $2,036,589, before VAT. These three 500-ton garbage processing systems were delivered and tested on December 28, 2016, March 31, 2017 and October 17, 2017, respectively. During the three months ended November 30, 2017, we generated operating lease revenue of $948,441 from the seven equipment.

Cost of Goods Sold

Our cost of goods sold increased to $585,855 for the three months ended November 30, 2017 from $403,421 for the three months ended November 30, 2016, which represented an increase of 45%. It is primarily because the cost of leasing equipment increased. Our improvement and upgrading service and patent licensing revenue, the cost primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses. For the operating lease revenue, the depreciation of the garbage processing equipment is the main cost which also included in the cost of revenue.

Gross Profit

Our gross profit increased to $2,174,383 for the three months ended November 30, 2017 from $2,131,896 for the three months ended November 30, 2016. Our gross profit ratio for the three months ended November 30, 2017 and 2016 was 79% and 84%, respectively. Our business stream has resulted in a high gross margin because we have no cost of products sold if we don't sell garbage processing equipment. Our cost of goods sold is almost entirely direct labor and patent licensing fees, depreciation of leased equipment and other operating expenses.

Selling and Marketing Expenses

Our selling and marketing expenses increased to $252,662 for the three months ended November 30, 2017 from $177,205 for the three months ended November 30, 2016 which represented an increase of 43%. Our selling and marketing expenses were primarily comprised of sales employees' salaries, advertising expenses, training expenses and travelling expenses.

General and Administrative Expenses

Our general and administrative expenses remained stable for the three months ended November 30, 2017 and 2016 which is $281,625 and $281,459, respectively. Our general and administrative expenses were primarily comprised of employees' salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees. The decrease is primarily caused by the decrease in professional fees incurred in the U.S.

R&D Expenses

We incurred R&D expense of $374,841 for the three months ended November 30, 2017. No such expense incurred in the three months ended November 30, 2016. Our R&D expenses primarily included the cost of the feasibility testing of the garbage processing machine in Liyi factory.

Non-Operating Income

Despite our large cash balances, the interest income generated for the three months ended November 30, 2017, 2016 was nominal for principally two reasons: 1) extremely low bank's current deposit interest rate and 2) minimal fluctuation of the annual interest rates within a 0.30% range; The interest income reported is net after deducting bank service charges.  For the three months ended November 30, 2017 and 2016, our interest income also includes interest of $63,439 and $111,833, respectively, earned on the sales type leases. Our non-operating income also included government subsidy. Our wholly owned subsidiary, Linyi Xuefeng, received government subsidy of approximate $898,495 (RMB 6,000,000) annually. For the three months ended November 30, 2017 and 2016, the income of government subsidy was $227,093 and $222,327 under accrue basis, respectively.

Provision for Income Taxes

Our provision for income taxes decreased to $296,280 for the three months ended November 30, 2017 from $454,637 for the three months ended November 30, 2016.  Our effective tax rate for the three months ended November 30, 2017 and 2016 was approximately 19% and 23%, respectively. The enterprise income tax rate is 25% in China. Our tax filing for the calendar year ended December 31, 2016 was examined by the PRC tax authorities in May 2017. Our prior filings were accepted and no adjustments were proposed. The decrease in the provision for income taxes was primarily due to the decrease in our pre-tax income.

Net Income

For the three months ended November 30, 2017 and 2016, we generated net income of $1,265,628 and $1,563,051, respectively.  We terminated the variable interest entity agreement on January 11, 2016.  For that reason, we didn't have "non-controlling interest" for the three months ended November 30, 2017 and 2016, respectively.  As a result, our net income attributable to the common stockholders of the Company for the three months ended November 30, 2017 and 2016 was $1,265,628 and $1,563,051, respectively, representing $0.02 per share and $0.02 per share, respectively.

Results of Operations for the Six Months Ended November 30, 2017 and 2016

The following table sets forth in U.S. dollars, key components of our audited results of operations for the six months ended November 30, 2017 and 2016 and the percentage change between these comparable periods.

	Six Months Ended November 30,
	2017	2016	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$4,979,266	$4,663,525	7%
Cost of revenue	(1,155,094)	(829,530)	39%
Gross profit	3,824,172	3,833,995	(0%)
Selling expenses	429,568	328,643	31%
General and administrative expenses	522,286	543,313	(4%)
R&D expenses	374,841	-	N/A
Total operating expenses	1,326,695	871,956	52%
Operating income	2,497,477	2,962,039	(16%)
Non-operating income	601,495	705,520	(15%)
Income before provision for income taxes	3,098,972	3,667,559	(16%)
Provision for income taxes	614,847	816,880	(15%)
Net income	2,484,125	2,850,679	(13%)
Noncontrolling interests	-	-	0%
Net income attributable to common stockholders	$2,484,125	$2,850,679	(13%)

Revenue

We generated $4,979,266 in revenue for the six months ended November 30, 2017, as compared to $4,663,525 for the six months ended November 30, 2016. Our revenue for the six months ended November 30, 2017 increased by $315,741 or 7% compared to the revenue for the six months ended November 30, 2016. Revenue remained stable by comparing with the six months ended November 30, 2017 and 2016.

	Six Months Ended November 30,
	2017	2016	Percentage
	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$449,248	$1,225,150	(63%)
Patent Leasing	2,695,485	2,263,539	19%
Operating lease	1,834,533	1,174,836	56%
Total	$4,979,266	$4,663,525	7%

Improvement and Upgrading Services

During the six months ended November 30, 2017, we provided improvement and upgrading services to one customer and generated improvement and upgrading service revenue of $449,248. During the six months ended November 30, 2016, we provided improvement and upgrading services to three customers and generated revenue of $1,225,150.

The services were completed and accepted by the customer and the payment was received in full as of November 30, 2017 and 2016, respectively. While our core business still focuses on providing improvement and upgrading services for customers' garbage processing equipment, we had also begun selling or leasing our garbage processing equipment.

Patent Licensing

During the six months ended November 30, 2017, we generated revenue of $2,695,485 from licensing our patent to 20 unrelated customers. During the six months ended November 30, 2016, revenue from patent licensing was from 18 unrelated customers totaling $2,263,539. As 16 customers were licensed in the prior year and two customers commenced on September 1, 2016 and October 1, 2016, the patent licensing revenue was recognized for the whole six months for these 14 customers, for three months for the customer commenced on September 1, 2016 and for two months for the customer commenced on October 1, 2016.

Operating lease
During the six months ended November 30, 2016, we had four operating leases for a 300-ton and three 500-ton garbage processing system. The lease period is 5 years with annual lease payments of $598,997 and $2,156,388 (for the total three 500-ton garbage processing system), respectively, before VAT. The 300-ton garbage processing system was delivered and tested in the beginning of November 2015. The two 500-ton garbage processing systems were delivered and tested in the beginning of January 2016. Another 500-ton garbage processing system was delivered and tested in the end of April 2016. These leases are being accounted for as operating leases because they have no renewal or purchase option. At the end of the five years, either a new lease will be negotiated or the equipment will be returned. For the six months ended November 30, 2016, we generated operating lease revenue of $1,174,836 from the four equipment. During the six months ended November 30, 2017, we have three new operating leases for three 500-ton garbage processing system. The lease period is still 5 years with annual lease payments of $2,036,589, before VAT. These three 500-ton garbage processing systems were delivered and tested on December 28, 2016, March 31, 2017 and October 17, 2017, respectively. During the six months ended November 30, 2017, we generated operating lease revenue of $1,834,533 from the seven equipment.

Cost of Goods Sold

Our cost of goods sold increased to $1,155,094 for the six months ended November 30, 2017 from $829,530 for the six months ended November 30, 2016, which represented an increase of 39%. It is primarily because the cost of leasing equipment increased. Our improvement and upgrading service and patent licensing revenue, the cost primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses. For the operating lease revenue, the depreciation of the garbage processing equipment is the main cost which also included in the cost of revenue.

Gross Profit

Our gross profit remained stable by comparing for the six months ended November 30, 2017 and 2016 which is $3,824,172 and $3,833,995, respectively. Our gross profit ratio for the six months ended November 30, 2017 and 2016 was 77% and 82%, respectively. Our cost of goods sold is almost entirely direct labor and patent licensing fees, and other operating expenses. Our business stream has resulted in a high gross margin because we have no cost of products sold if we don't sell garbage processing equipment.

Selling and Marketing Expenses

Our selling and marketing expenses increased to $429,568 for the six months ended November 30, 2017 from $328,643 for the six months ended November 30, 2016 which represented an increase of 31%. Our selling and marketing expenses were primarily comprised of sales employees' salaries, advertising expenses, training expenses and travelling expenses.

General and Administrative Expenses

Our general and administrative expenses remained stable for the six months ended November 30, 2017 and 2016 which is $522,286 and $543,313, respectively. Our general and administrative expenses were primarily comprised of employees' salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees. The decrease is primarily caused by the decrease in professional fees incurred in the U.S.

R&D Expenses

We incurred R&D expense of $374,841 for the six months ended November 30, 2017. No such expense incurred in the six months ended November 30, 2016. Our R&D expenses primarily included the cost of the feasibility testing of the garbage processing machine in Liyi factory.

Non-operating income

For the six months ended November 30, 2017 and 2016, our interest income also includes interest of $138,943 and $246,984, respectively, earned on the sales type leases. Our non-operating income also included government subsidy. Our wholly owned subsidiary, Linyi Xuefeng, received government subsidy of approximate $898,495 (RMB 6,000,000) annually. For the six months ended November 30, 2017 and 2016, the income of government subsidy was $449,248 and $448,226 under accrue basis, respectively.

Provision for Income Taxes

Our provision for income taxes decreased to $614,847 for the six months ended November 30, 2017 from $816,880 for the six months ended November 30, 2016.  Our effective tax rate for the six months ended November 30, 2017 and 2016 was approximately 20% and 22%, respectively. The enterprise income tax rate is 25% in China. Our tax filing for the calendar year ended December 31, 2016 was examined by the PRC tax authorities in May 2017. Our prior filings were accepted and no adjustments were proposed. The decrease in the provision for income taxes was primarily due to the decrease in our pre-tax income.

Net Income

For the six months ended November 30, 2017 and 2016, we generated net income of $2,484,125 and $2,850,679, respectively.  We terminated the variable interest entity agreement on January 11, 2016.  For that reason, we didn't have "non-controlling interest" for the six months ended November 30, 2017 and 2016, respectively.  As a result, our net income attributable to the common stockholders of the Company for the six months ended November 30, 2017 and 2016 was $2,484,125 and $2,850,679, respectively, representing $0.04 per share and $0.05 per share, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Equity transactions are recorded at their historical amounts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and six months ended November 30, 2017 and 2016, a foreign currency gain (loss) of $(162,023), $(1,568,218) and $1,051,507, respectively, $1,748,560, $(2,319,003) and $(102,828), respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. The foreign currency loss was mainly due to the devaluation of the Chinese currency by approximately 6.5%.

Liquidity and Capital Resources

As of November 30, 2017, we had cash and cash equivalents of $19,445,636, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from cash from operations.

To date, we have financed our operations primarily through cash flows from operations. We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Operating activities

Net cash provided in operating activities was $5,456,882 for the six months ended November 30, 2017, as compared with the net cash provided by operating activities of $4,035,001 for the six months ended November 30, 2016. For the six months ended November 30, 2017, the decrease in the accounts receivable of $2,137,244, depreciation expenses of $941,330, increase in deferred revenue of $648,913, increased in accounts payable and accrued liability of $4,060,305, increase in prepaid expenses of $4,214,041 mainly caused the difference between the net cash provided by operating activities and the net income.  For the six months ended November 30, 2016, the decrease in the accounts receivable of $2,024,011, depreciation expenses of $618,489, increase in prepaid VAT of 552,883, the increase in prepaid expenses of $245,628 and the decrease in accounts payable and other accrued liabilities of $654,862 mainly caused the difference between the net cash provided by operating activities and the net income.

Investing activities

Net cash used in investing activities was $3,847,026 for the six months ended November 30, 2017 which included purchase of fixed assets of $5,930, stock issuance payment of $141,975 and purchase leasing equipment of $3,699,121.

Financing activities

For the six months ended November 30, 2017, we received $7,000,000 from issue of our common stock and $718,716 from the security deposit received. For the six months ended November 30, 2016, we did not have any cash provided or used by any financing activities.

Effect of Exchange Rate on Cash

The positive (negative) effect of the exchange rate on cash of $(226,980) and $(204,853) was principally due to the devaluation by the PRC government of their currency for the six months ended November 30, 2017 and 2016, respectively. There could be further negative adjustments should the PRC government or the exchange markets further devalue the Chinese currency.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2017.

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

Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of November 30, 2017 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of November 30, 2017.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2017, the Company determined that there were control deficiencies that constituted the following material weaknesses:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company's equity securities during the three months ended November 30, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer and Principal Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

32.1+	Certification of Principal Executive Officer and Principal Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" herewith not "filed".
+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed".

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Xuefeng Environmental Engineering Inc.

Date: January 9, 2018	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer and Chief Financial Officer Principal Executive Officer and Principal Accounting Officer