Form 10-Q
period 2018-02-28
China Xuefeng Environmental Engineering Inc.
filed 2018-04-09
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2018
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

As of April 9, 2018, there were 66,520,871 outstanding shares of common stock of the registrant, par value $0.001 per share.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (IN U.S. $)

	February 28,	May 31,
ASSETS	2018	2017
	(Unaudited)

Current assets:
Cash	$13,789,487	$10,343,963
Accounts receivable	3,191,936	4,365,854
Inventory	44,195	-
Prepaid Expenses	319,576	7,009,322
Prepaid VAT	5,087,818	4,649,599
Deferred registration cost	141,975	-

Total current assets	22,574,987	26,368,738

Noncurrent assets:
Fixed assets, net	34,814,143	23,860,312
Lease equipment, net	28,037,439	23,774,359
Prepaid lease	5,923,136	5,592,757
Accounts receivable-non-current	-	1,463,078
Deferred income tax assets	779,620	211,653

Total noncurrent assets	69,554,338	54,902,159

TOTAL ASSETS	$92,129,325	$81,270,897

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED, IN U.S. $)

	February 28,	May 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2018	2017
	(Unaudited)

Current liabilities:
Accounts payable	$1,105,230	$498,959
Deferred revenues	3,786,350	3,695,730
Taxes payable	492,446	596,765
Loan from stockholder	10,930,221	17,468,486
Accrued liabilities	200,610	99,299

Total current liabilities	16,514,857	22,359,239

Security deposits payable	5,055,488	3,404,670

TOTAL LIABILITIES	21,570,345	25,763,909

Stockholders' equity:
Common stock, $0.001 par value per share, 75,000,000 shares authorized; 64,572,153 and 63,020,871 shares issued and outstanding as of February 28, 2018 and May 31, 2017	66,521	63,021
Additional paid-in capital	41,581,497	34,584,997
Statutory reserve fund	2,593,995	2,437,684
Retained earnings	25,163,252	22,022,689
Other comprehensive income (loss)	1,153,715	(3,601,403)

Total stockholders' equity	70,558,980	55,506,988

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,129,325	$81,270,897

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (CONTINUED)
(UNAUDITED, IN U.S. $)

	Three Months Ended, February 28,		Nine Months Ended, February 28,
	2018	2017	2018	2017

Revenue:
Sales	$1,832,415	$1,955,155	$4,977,147	$5,443,844
Lease income	1,058,016	671,135	2,892,551	1,845,971

Total revenue	2,890,431	2,626,290	7,869,698	7,289,815

Cost of goods sold:
Cost of sales	436,180	154,534	703,615	410,863
Depreciation expense - leased equipment	511,698	349,084	1,399,358	922,285

Total cost of goods sold	947,878	503,618	2,102,973	1,333,148

Gross profit	1,942,553	2,122,672	5,766,725	5,956,667

Operating expenses:
Selling and marketing	313,282	181,591	742,850	510,234
General and administrative	304,507	153,086	826,793	696,399
R&D Expense	374,841	-	999,276	-

Total operating expenses	992,630	334,677	2,568,919	1,206,633

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (CONTINUED)
(UNAUDITED, IN U.S. $)

	Three Months Ended, February 28,		Nine Months Ended, February 28,
	2018	2017	2018	2017

Income from operations	949,923	1,787,995	3,197,806	4,750,034
Interest income	59,292	103,903	211,538	361,197
Government subsidy	232,660	217,462	681,908	665,688

Income before provision for income taxes	1,241,875	2,109,360	4,091,252	5,776,919
Provision for income taxes	179,532	480,143	794,379	1,297,023

Net income	1,062,343	1,629,217	3,296,873	4,479,896

Earnings per common share, basic and diluted	$0.02	$0.03	$0.05	$0.07

Weighted average shares outstanding, basic and diluted	64,572,153	63,020,871	64,572,153	63,020,871

Comprehensive Income:
Net Income	$1,062,343	$1,629,217	$3,296,873	$4,479,896
Foreign currency translation adjustment	3,006,557	87,049	4,755,118	(2,231,954)

Comprehensive income	$4,068,900	$1,716,266	$8,051,991	$2,247,942

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2018
 (UNAUDITED, IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Other Comprehensive Income	Total
Balance, May 31, 2017	$63,021	$34,584,997	$22,022,689	$2,437,684	$(3,601,403)	$55,506,988
Ordinary shares issue	3,500	6,996,500	-	-	-	7,000,000
Net income	-	-	3,296,873	-	-	3,296,873
Appropriation to statutory reserve	-	-	(156,311)	156,311	-	-
Foreign currency translation adjustment	-	-	-	-	4,755,118	4,755,118

Balance, February 28, 2018 (Unaudited)	$66,521	$41,581,497	$$25,163,251	$2,593,995	$1,153,715	$70,558,979

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

	For Nine Months Ended February 28,
	2018	2017
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$3,296,873	$4,479,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,880,514	992,137
Amortization for the land	93,649	91,421
(Increase) in deferred income tax assets	(529,246)	(71,382)
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,840,839	3,025,754
(Increase) in inventory	(42,391)	(90,848)
(Increase) in prepaid VAT	(79,023)	(1,218,759)
(Increase) in prepaid expenses	(4,413,591)	(213,020)
Increase (decrease) in accounts payable and accrued liabilities	4,086,527	(8,196)
Decrease (increase) in deferred revenue	(184,368)	547,343
(Decrease) in taxes payable	(143,976)	(44,115)

Net cash provided by operating activities	6,805,807	7,490,231

Cash flows from investing activities:
Purchase of fixed assets	(6,001)	(661,940)
Cash paid for stock issuance costs	(141,975)	-
Purchase of items of leasing equipment	(3,743,237)	(6,797,044)

Net cash (used in) investing activities	(3,891,213)	(7,458,984)

Cash flows from financing activities:
Cash received from stock issuance	7,000,000	-
Increase in security deposit payable	727,369	710,067
Payment on shareholder loans	(7,544,217)	-

Net cash provided by financing activities	183,152	710,067

Effect of exchange rate changes on cash	347,778	(400,150)

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

	For Nine Months Ended February 28,
	2018	2017
	(Unaudited)	(Unaudited)

Net increase in cash	3,445,524	341,164
Cash, beginning	10,343,963	5,912,106

Cash, end	$13,789,487	$6,253,270

Supplemental disclosure of cash flow information
Income taxes paid	$1,467,848	$1,412,520

Land appreciation tax paid	$4,546	$4,438

Supplemental disclosure of non-cash activities
Property, equipment, equipment construction in process transferred from prepayment	$9,229,770	$-
Property, equipment, equipment construction in process accrued	$-	$1,934,476

Payment of accrued liabilities by shareholder	$62,365	$89,000

See accompanying notes to the consolidated financial statements

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

NOTE 1.   ORGANIZATION (CONTINUED)

Linyi Xuefeng also signed a series of agreements with Jiangsu Liding Machinery Manufacturing Co., Ltd ("Jiangsu Liding") for the construction of the garbage recycling processing plant and production facilities purchase. The shareholder of the Company, Mr. Li Yuan, is also the shareholder of Jiangsu Liding (see note 6). In 2016, the total purchase amount $7,714,280 from Jiangsu Liding was fully delivered in December 2015 and included in the fixed assets of the accompanying consolidated balance sheet as of February 28, 2018 and May 31, 2017. In 2017, and the total purchase amount $8,599,726 from Jiangsu Liding, and paid in advanced with $6,879,781 was included in prepaid expenses with of the accompanying consolidated balance sheet as of  May 31, 2017. The total purchase in 2017 was fully delivered in July, 2017 and included in the fixed assets of the accompanying consolidated balance sheet as of February 28, 2018.

Linyi Xuefeng was officially approved and incorporated under the laws of the People's Republic of China ("PRC") in June 2013. Mr. Yuan Li was the sole owner since inception. Linyi Xuefeng is constructing a garbage processing plant which has commenced operations and drive revenue in February 2018. The non-operating revenue was a subsidy received from the government for the city pollution garbage processing plant construction.
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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The unaudited interim consolidated financial statements of the Company as of February 28, 2018 and for the three and nine months ended February 28, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Form 10-K filed with the SEC. The results of operations for the three and nine months ended February 28, 2018 are not necessarily indicative of the results to be expected for future three months or for the year ending May 31, 2018.

The acquisition of Linyi Xuefeng was treated as a combination of entities under common control as Mr. Li Yuan was the chief executive officer, a major shareholder and had voting control of both companies. An acquisition of an entity under common control is treated similar to a "pooling of interest." Accordingly, the financial statements of the Company have been restated and include the historical balances of Linyi Xuefeng as if the acquisition occurred on the first day of the earliest period presented.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACQUISITION OF LINYI XUEFENG

The following financial statement amounts and balances of Linyi Xuefeng have been included in the accompanying consolidated financial statements.

	February 28,	May 31,
	2018	2017
	(Unaudited)

TOTAL ASSETS	$44,196,781	$40,133,685

TOTAL LIABILITIES	$19,613,463	$16,877,408

	For Three Months Ended February 28,		For Nine Months Ended February 28,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

TOTAL OPERATING EXPENSES	$904,210	$93,833	$1,591,218	$286,880

TOTAL OTHER INCOME	$233,891	$217,978	$686,550	$667,040

NET (LOSS) INCOME	$(370,827)	$147,056	$(434,277)	$451,542

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	February 28, 2018	May 31, 2017	February 28, 2017
	(Unaudited)	(Unaudited)	(Unaudited)

Balance sheet items, except for stockholders' equity, as of periods end	0.1580	0.1468	N/A

Amounts included in the statements of income, statements of changes in stockholders' equity and statements of cash flows for three months	0.1551	N/A	0.1450

Amounts included in the statements of income, statements of changes in stockholders' equity and statements of cash flows for nine months	0.1515	N/A	0.1479

For the three months ended February 28, 2018 and 2017, foreign currency translation adjustments of $3,006,558 and $87,049, respectively, for the nine months ended February 28, 2018 and 2017, foreign currency translation adjustments of $4,755,118 and $(2,231,954), respectively, have been reported as other comprehensive income (loss).  Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, "Exceptions to Comprehensive Recognition of Deferred Income Taxes," the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Sales-Type Leases

The Company entered into three sales-type lease arrangements during the three months ended August 31, 2015, with two customers for financing of their purchase of garbage processing equipment.  The arrangements with the customers have a fixed term of three years.  Revenue from the sale of the equipment is recognized at the inception of the lease.  The payments have been present valued with an annual interest rate of 5.25%.  In connection with these arrangements, the Company recognized no revenue for the three and nine months ended February 28, 2018 and 2017.  Future minimum collections for the year ending May 31 are as follows:

Year Ending
May 31,	Amount

2018	$1,164,719
2019	1,575,047

$2,739,766

Operating Leases

The Company entered into seven operating lease arrangements with six customers for garbage processing equipment on October 20, 2017, March 31, 2017, December 28, 2016, April 25, 2016, December 28, 2015 and November 6, 2015, respectively. The arrangement with the customer has a fixed term of five years with quarterly payments of $151,535 (RMB1,000,000), $181,842 (RMB1,200,000), $181,842  (RMB1,200,000), $181,842 (RMB1,200,000), $363,684 (RMB2,400,000), and $151,535 (RMB1,000,000) respectively. Revenue from the leasing of the equipment is recognized monthly. In addition, the lease required a security deposit on $631,936 (RMB4,000,000), $758,323 (RMB4,800,000), $758,323 (RMB4,800,000), $758,323 (RMB4,800,000), $1,516,646  (RMB9,600,000) and $631,936 (RMB4,000,000), respectively. At the end of the five years lease term, it will be determined whether the lease will be extended, leased to a new customer or returned to the Company. Future minimum payments for the years ending May 31 are as follows:

Year Ending
May 31,	Amount

2018	$1,212,281
2019	4,849,124
2020	4,849,124
2021	3,828,787
2022	1,636,579
Thereafter	252,559

$16,628,454

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of February 28, 2018 and May 31, 2017, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, accounts receivable, prepaid VAT, accounts payable and accrued expenses, and deferred revenue approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of February 28, 2018 and May 31, 2017, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 34%.  No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended February 28, 2018 and 2017.

PRC

Jiangsu Xuefeng and Baichuang Consulting are subject to an Enterprise Income Tax at 25% and file their own tax returns.  Consolidated tax returns are not permitted in China.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

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

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  For the three months ended February 28, 2018 and 2017, advertising expense was $139,596 and $130,933 respectively. For the nine months ended February 28, 2018 and 2017, advertising expense was $409,145  and $355,033, respectively .

STATUTORY RESERVE FUND

Pursuant to corporate law in the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company's registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  For the nine months ended February 28, 2018 and 2017, a statutory reserve of $156,311 and $401,191, respectively, was required to be allocated to the Company.

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

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

In May, 2016, the FASB issued ASU No. 2016-10, Revenue with Contracts with Customers: Narrow-scope Improvements and Practical Expedients, which is an amendment to ASU No. 2014-09 that clarifies the objective of the collectability criterion, to allow entities to exclude amounts collected from customers from all sales taxes from the transaction price, to specify the measurement date for noncash consideration is contract inception, variable consideration guidance applies only tovariability resulting from reasons other than the form of the consideration, and clarification on contract modifications at transition. The implementation guidelines follow ASU No. 2014-09.

In April 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606).'' This guidance supersedes current guidance on revenue recognition in Topic 605, "Revenue Recognition.'' In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this standardon its consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

NOTE 4.   FIXED ASSETS

Fixed assets are summarized as follows:

	February 28, 2018	May 31, 2017
	(Unaudited)

Computers and equipment	$91,949	$79,601
Vehicles	91,511	85,007
Production facilities	18,567,117	8,308,691
Furniture and fixtures	121,779	112,548
Building and improvement	16,667,312	15,482,441

	35,539,668	24,068,288
Less: accumulated depreciation	(725,525)	(207,976

	$34,814,143	$23,860,312

For the three months ended February 28, 2018 and 2017, depreciation expense was $427,445 and $24,514  respectively. For the nine months ended February 28, 2018 and 2017, depreciation expense was $481,157 and $74,884 respectively.

Building and improvements and production facilities include approximately $34 million relating to construction of the garbage recycling processing plant and production facilities purchase.

NOTE 5.   LEASE EQUIPMENT

	February 28, 2018	May 31, 2017
	(Unaudited)

Leasing equipment	$31,346,275	$25,492,775
Less: accumulated depreciation	(3,308,836)	(1,718,416)

	$28,037,439	$23,774,359

For the three months ended February 28, 2018 and 2017, depreciation expense was $511,698  and $349,134  respectively. For the nine months ended February 28, 2018 and 2017, depreciation expense was $1,399,357 and $917,253 respectively.

Before leasing the equipment to their client, the Company will upgrade the equipment to meet the client's requirement. The Company recorded the equipment as equipment construction in process before it finishes the upgrading process. As of February 28, 2018, no equipment construction in process was included in lease equipment.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

NOTE 6.   INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.  In the PRC, the Company files tax returns for Jiangsu Xuefeng.

The provision for (benefit from) income taxes consists of the following for the three and nine months ended February 28, 2018 and 2017:

	For the Three Months Ended February 28,		For the nine months ended February 28,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$380,695	$503,057	$1,166,441	$1,368,405
Deferred	(201,163)	(22,914)	(372,062)	(71,382)

Total	$179,532	$480,143	$794,379	$1,297,023

As of February 28, 2018, the Company had unused operating loss carry-forwards of approximately $3,118,480 expiring in various years through 2022.

The expected tax rate for income in the PRC is 25%.  The following table reconciles the effective income tax rates with the statutory rates for the nine months ended February 28:

	2018	2017

Statutory rate	25%	25%
Permanent difference	(1%)	-
Government subsidy	(5%)	(3%)

Effective income tax rate	19%	22%

The recognized government subsidy by Linyi Xuefeng was tax exempt per notice form the PRC tax authorities and accordingly there is no tax provision to be recognized.

The Company is required to file income tax returns in both the PRC and the United States.  PRC tax filings for the tax year ended December 31, 2017 was examined by the PRC tax authorities in May 2018. PRC tax filings for the tax year ended December 31, 2016 were examined by PRC tax authorities in May 2017. The tax filings were accepted and no adjustments were proposed by the PRC tax authorities.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

NOTE 6.   INCOME TAXES (CONTINUED)

During the year ended May 31, 2017, the Company filed its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service ("IRS") Form 5471, "Information Return of U.S. Persons with Respect to Certain Foreign Corporations" for the fiscal years ended May 31, 2017, May 31, 2016, and May 31, 2015, which is a short year income tax return required to be filed as a result of the change in fiscal year. and the information reports for the years ended December 31, 2016, 2015 and 2014 concerning its interest in foreign bank accounts on form TDF 90-22.1, "Report of Foreign Bank and Financial Accounts" ("FBAR"). Currently, the 2015, 2016 and 2017 tax years are open and subject to examination by the taxing authorities.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

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

NOTE 7.   RELATED PARTY TRANSACTIONS

On August 5, 2012, the Company entered into an agreement to lease the patent rights on garbage recycling processing technology from Li Yuan, one of the Company's stockholders.  Under the current terms, the Company is required to pay a fee of $12,123 (RMB80,000) each month for five years from September 2012 to August 2017.  The Company has renewed the agreement to pay the same fee each month for five years from September 2017 to August 2022. The related prepaid patent leasing fees of $126,387 and $82,182 are included in prepaid expenses on the consolidated balance sheets as of February 28, 2018 and May 31, 2017, respectively.

The remaining payments for the patent rights are as follows:

Year Ending
May 31,	Amount

2018	37,916
2019	151,665
2020	151,665
2021	151,665
2022	151,665
Thereafter	37,916

Total	$682,492

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

NOTE 7.   RELATED PARTY TRANSACTIONS (CONTINUED)

The Company obtained a demand loan from Li Yuan, a stockholder which is non-interest bearing.  The total loan of approximately $645,964 represents $566,964 of expenses paid by the stockholder and payments of approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. The balance is reflected as loan from stockholder As of February 28, 2018 and May 31, 2017.

On June 25, 2013, Linyi Xuefeng and the shareholder, Mr. Li Yuan, entered into a loan agreement pursuant to which Mr. Li Yuan provides a loan facility to the Linyi Xuefeng, which are non-interest bearing and expiring on June 30, 2017. The maximum amount of the loan is RMB200,000,000 ($29,350,600). Any borrowings in excess of this amount may be negotiated between the parties. As of February 28, 2018, the loans outstanding was RMB115,096,000 (approximately $17,403,000). On December 17, 2015, a resolution of the board was signed by Mr. Li Yuan, who is the sole shareholder of Linyi Xuefeng, surrendered another loan to the Linyi Xuefeng of RMB140,000,000 (approximately $20,545,00) and treated as a capital contribution to the Linyi Xuefeng.

Linyi Xuefeng also signed a series of agreements with Jiangsu Liding Machinery Manufacturing Co., Ltd ("Jiangsu Liding") for the construction of the garbage recycling processing plant and production facilities purchase. The shareholder of the Company, Mr. Li Yuan, is also the shareholder of Jiangsu Liding. Total purchase amount $7,714,280 from Jiangsu Liding was fully delivered in December 2015, and included in the fixed assets of the accompanying consolidated balance sheet as of May 31, 2017 and 2016. In 2017, and the total purchase amount $8,599,726 from Jiangsu Liding, and advanced payment of $6,879,781 was included in prepaid expenses with of the accompanying consolidated balance sheet as of  May 31, 2017. In 2018, and the total purchase in 2017 was fully delivered in July, 2017 and included in the fixed assets of the accompanying consolidated balance sheet as of February 28, 2018.

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

The amortization for the land use right for the three months ended February 28, 2018 and 2017 was $31,952 and $29,865 respectively. The amortization for the land use right for the nine months ended February 28, 2018 and 2017 was $93,649 and $91,421 respectively.

NOTE 9.   SECURITY DEPOSIT PAYABLE

The company leased out highly efficient waste disposal equipment to customers and received one year leasing fee as deposit. The security deposit payable was $5,055,488 and $3,404,670,  as of February 28, 2018 and May 31, 2017, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

NOTE 10.   LEASES

The Company entered into a new lease agreement with an unrelated third party for new office space, which commenced on April 1, 2016 and expires on March 31, 2019.  The lease requires the Company to prepay the semi-annual rental of $3,637  (RMB24,000). The lease provides for renewal options.

The Company leases another office space for Linyi Xuefeng under a three-year operating lease from an unrelated third party, which expired on May 31, 2016. The lease required the Company to prepay the semi-annual rental. On May 26, 2016, the Company renewed the lease for another three years which ends on May 31, 2019.

Rent expense For the three months ended February 28, 2018 and 2017 was $3,816 and $1,740  respectively. Rent expense For the nine months ended February 28, 2018 and 2017 was $11,183 and $5,326  respectively.

Future minimum payments for the years ending May 31 are as follows:

Year Ending
May 31,	Amount

2018	$7,456
2019	14,062

$21,518

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

NOTE 13.   CONCENTRATION OF CREDIT AND BUSINESS RISK

Cash and cash equivalents

Substantially all of the Company's bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

For the three months ended February 28, 2018 and 2017, two customers of the Company accounted for 23% of revenue, and three customers of the Company accounted for 40% of revenue, respectively. For the nine months ended February 28, 2018 and 2017, one customers of the Company accounted for 14% of revenue, and two customers accounted for 75% of revenue, respectively.

Two customers accounted for 86% and 100% accounts receivable  as February 28, 2018 and May 31, 2017.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017
 (UNAUDITED, IN U.S. $)

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

Results of Operations

Results of Operations for the Three Months Ended February 28, 2018 and 2017

The following table sets forth in U.S. dollars, key components of our audited results of operations for the three months ended February 28, 2018 and 2017 and the percentage change between these comparable periods.

	Quarter Ended February 28,
	2018	2017	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$2,890,431	$2,626,290	10%
Cost of revenue	(947,878)	(503,618	88%
Gross profit	1,942,553	2,122,672	(8%)
Selling expenses	313,282	181,591	73%
General and administrative expenses	304,507	153,086	99%
R&D expenses	374,841		100%
Total operating expenses	992,630	334,677	197%
Operating income	949,923	1,787,995	(47%)
Non-operating income	291,952	321,365	(9%)
Income before provision for income taxes	1,241,875	2,109,360	(41%)
Provision for income taxes	179,532	480,143	(63%)
Net income	1,062,343	1,629,217	(35%)
Noncontrolling interests	-)	-	0%
Net income attributable to common stockholders	$1,062,343	$1,629,217	(35%)

Revenue

We provide improvement and upgrading services for garbage processing equipment to our customers. This is a one-time service. We also license a patent to our customers. The patent licensing is limited to five years with payments due annually in advance. During the fiscal year ended May 31, 2016, we began to sell or lease the garbage processing equipment to our customers. During the quarter ended February 28, 2018, we began to produce and sell garbage related products.

We generated $2,890,431 in revenue for the three months ended February 28, 2018, as compared to $2,626,290 for the three months ended February 28, 2017. Our revenue for the three months ended February 28, 2018 increased by $264,141 or 10% compared to the revenue for the three months ended February 28, 2017. Revenue remained stable by comparing with the three months ended February 28, 2018 and 2017.

	Quarters Ended February 28,
	2018	2017	Percentage
	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$-	$757,119	(100%)
Patent Leasing	1,469,510	1,198,036	23%
Operating lease	1,058,018	671,135	58%
	362,903	-	100%
Total	$2,890,431	$2,626,290	10%

Improvement and Upgrading Services

During the three months ended February 28, 2018, we didn't provided any improvement and upgrading services customers. During the three months ended February 28, 2017, we provided improvement and upgrading services to one customer and generated such revenue of $757,119.  The service was completed and accepted by the customer and the payment was received in full as of February 28, 2017. While our core business still focuses on providing improvement and upgrading services for customers' garbage processing equipment, we had also begun selling or leasing our garbage processing equipment and processing and sell garbage related products.

Patent Licensing

During the three months ended February 28, 2018, we generated revenue of $1,469,510 from licensing our patent to 21 unrelated customers. During the three months ended February 28, 2017, we generated revenue of $1,198,036 from licensing our patent to 19 unrelated customers. As all these customers became licensees before June 1, 2017 and 2016, patent licensing revenue was recognized for the entire three months for these customers during prior periods.

Operating lease

During the three months ended February 28, 2017, we had five operating leases for a 300-ton and four 500-ton garbage processing system. The lease period is 5 years with annual lease payments of $591,722 and $2,840,267 (for the total four 500-ton garbage processing system), respectively, before VAT. The 300-ton garbage processing system was delivered and tested in the beginning of November 2015. The two 500-ton garbage processing systems were delivered and tested in the beginning of January 2016. Another two 500-ton garbage processing system was delivered and tested in the end of April 2016 and December 2016, respectively. These leases are being accounted for as operating leases because they have no renewal or purchase option. At the end of the five years, either a new lease will be negotiated or the equipment will be returned. For the three months ended February 28, 2017, we generated operating lease revenue of $671,135 from the four equipment. During the three months ended February 28, 2018, we have two new operating leases for three 500-ton garbage processing system. The lease period is still 5 years with annual lease payments of $1,333,509, before VAT. These two 500-ton garbage processing systems were delivered and tested on March 31, 2017 and October 17, 2017, respectively. During the three months ended February 28, 2018, we generated operating lease revenue of $1,058,018 from the seven equipment.

Sales of garbage related products
During the three months ended February 28, 2018, we started to process and sell garbage related products. During the three months ended February 28, 2018, we generated revenue of $362,903 from selling garbage related products. During the three months ended February 28, 2017, we didn't have such type of revenue.

Cost of Goods Sold
Our cost of goods sold increased to $947,878 for the three months ended February 28, 2018 from $503,618 for the three months ended February 28, 2017, which represented an increase of 88%. It is primarily because the cost of leasing equipment increased and the new revenue stream was introduced which has a lower gross margin. Our improvement and upgrading service and patent licensing revenue, the cost primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses. For the operating lease revenue, the depreciation of the garbage processing equipment is the main cost which also included in the cost of revenue.

Gross Profit

Our gross profit reduced to $1,942,553 for the three months ended February 28, 2018 from $2,122,672 for the three months ended February 28, 2017. Our gross profit ratio for the three months ended February 28, 2018 and 2017 was 67% and 81%, respectively. Our business stream has resulted in a high gross margin because we have no cost of products sold before. Our cost of goods sold is almost entirely direct labor and patent licensing fees, depreciation of leased equipment and other operating expenses. Since we started to sell garbage related products, our gross profit margin will go down in the following periods.

Selling and Marketing Expenses

Our selling and marketing expenses increased to $313,282 for the three months ended February 28, 2018 from $181,591 for the three months ended February 28, 2017 which represented an increase of 73%. Our selling and marketing expenses were primarily comprised of sales employees' salaries, advertising expenses, training expenses and travelling expenses. The primary reason why selling and marketing expenses increased significantly because of the acquisition of Linyi plant.

General and Administrative Expenses

Our general and administrative expenses increased to $304,507 for the three months ended February 28, 2018 from $153,086 for the three months ended February 28, 2017 which represented an increase of 99%. Our general and administrative expenses were primarily comprised of employees' salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees.

R&D Expenses

We incurred R&D expense of $374,841 for the three months ended February 28, 2018. No such expense incurred in the three months ended February 28, 2017. Our R&D expenses primarily included the cost of the feasibility testing of the garbage processing machine in Liyi factory.

Non-Operating Income

Despite our large cash balances, the interest income generated for the three months ended February 28, 2018 and 2017 was nominal for principally two reasons: 1) extremely low bank's current deposit interest rate and 2) minimal fluctuation of the annual interest rates within a 0.30% range; The interest income reported is net after deducting bank service charges.  For the three months ended February 28, 2018 and 2017, our interest income also includes interest of $48,965 and $90,605, respectively, earned on the sales type leases. Our non-operating income also included government subsidy. Our wholly owned subsidiary, Linyi Xuefeng, received government subsidy of approximate $909,211 (RMB 6,000,000) annually. For the three months ended February 28, 2018 and 2017, the income of government subsidy was $232,660 and $217,462 under accrue basis, respectively.

Provision for Income Taxes

Our provision for income taxes decreased to $179,532 for the three months ended February 28, 2018 from $480,143 for the three months ended February 28, 2017.  Our effective tax rate for the three months ended February 28, 2018 and 2017 was approximately 14% and 23%, respectively. The enterprise income tax rate is 25% in China. Our tax filing for the calendar year ended December 31, 2016 was examined by the PRC tax authorities in May 2017. Our prior filings were accepted and no adjustments were proposed. Due to the government subsidy is exempt from income tax, the decrease in the provision for income taxes was primarily due to the decrease in our pre-tax income.

Net Income

For the three months ended February 28, 2018, we generated net income of $1,062,343 and $1,629,217, respectively.  We terminated the variable interest entity agreement on January 11, 2016.  For that reason, we didn't have "non-controlling interest" for the three months ended February 28, 2018 and 2017, respectively.  As a result, our net income attributable to the common stockholders of the Company for the three months ended February 28, 2018 and 2017 was $1,062,343 and $1,629,217, respectively, representing $0.02 per share and $0.03 per share, respectively.

Results of Operations for the Nine Months Ended February 28, 2018 and 2017

The following table sets forth in U.S. dollars, key components of our audited results of operations for the nine months ended February 28, 2018 and 2017 and the percentage change between these comparable periods.

	Nine Months Ended February 28,
	2018	2017	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$7,869,698	$7,289,815	8%
Cost of revenue	(2,102,973)	(1,333,148	58%
Gross profit	5,766,725	5,956,667	(3%)
Selling expenses	742,850	510,234	46%
General and administrative expenses	826,793	696,399	19%
R&D expenses	999,276		100%
Total operating expenses	2,568,919	1,206,633	113%
Operating income	3,197,806	4,750,034	(33%)
Non-operating income	893,446	1,026,885	(13%)
Income before provision for income taxes	4,091,252	5,776,919	(29%)
Provision for income taxes	794,379	1,297,023	(39%)
Net income	3,296,873	4,479,896	(26%)
Noncontrolling interests	-	-	0%
Net income attributable to common stockholders	$3,296,873	$4,479,896	(26%)

Revenue

We generated $7,869,698  in revenue for the nine months ended February 28, 2018, as compared to $7,289,815 for the nine months ended February 28, 2017. Our revenue for the nine months ended February 28, 2018 increased by $579,883 or 8% compared to the revenue for the nine months ended February 28, 2017. Revenue remained stable by comparing with the nine months ended February 28, 2018 and 2017.

	Nine Months Ended February 28,
	2018	2017	Percentage
	(U.S. $)	(U.S. $)	Change

Improvements and Upgrading Services	$454,605	$1,982,269	(77%
Patent Leasing	4,159,639	3,461,575	20%
Operating lease	2,892,551	1,845,971	57%
	362,903	-	100%
Total	$7,869,698	$7,289,815	8%

Improvement and Upgrading Services

During the nine months ended February 28, 2018, we provided improvement and upgrading services to one customer and generated such revenue of $454,605. During the nine months ended February 28, 2017, we provided improvement and upgrading services to five customer and generated such revenue of $1,982,269.  The service was completed and accepted by the customer and the payment was received in full as of February 28, 2018 and 2017. While our core business still focuses on providing improvement and upgrading services for customers' garbage processing equipment, we had also begun selling or leasing our garbage processing equipment and processing and sell garbage related products.

Patent Licensing

During the nine months ended February 28, 2018, we generated revenue of $4,159,639 from licensing our patent to 21 unrelated customers. During the nine months ended February 28, 2017, we generated revenue of $3,461,575 from licensing our patent to 19 unrelated customers. As all these customers became licensees before June 1, 2017 and 2016, respectively, patent licensing revenue was recognized for the entire three months for these customers during prior periods.

Operating lease

During the nine months ended February 28, 2017, we had five operating leases for a 300-ton and four 500-ton garbage processing system. The lease period is 5 years with annual lease payments of $591,722 and $2,840,267 (for the total four 500-ton garbage processing system), respectively, before VAT. The 300-ton garbage processing system was delivered and tested in the beginning of November 2015. The two 500-ton garbage processing systems were delivered and tested in the beginning of January 2016. Another two 500-ton garbage processing system was delivered and tested in the end of April 2016 and December 2016, respectively. These leases are being accounted for as operating leases because they have no renewal or purchase option. At the end of the five years, either a new lease will be negotiated or the equipment will be returned. For the nine months ended February 28, 2017, we generated operating lease revenue of $1,845,971 from the four equipment. During the nine months ended February 28, 2018, we have two new operating leases for three 500-ton garbage processing system. The lease period is still 5 years with annual lease payments of $1,333,509, before VAT. These two 500-ton garbage processing systems were delivered and tested on March 31, 2017 and October 17, 2017, respectively. During the nine months ended February 28, 2018, we generated operating lease revenue of $2,892,551 from the seven equipment.

Sales of garbage related products

During the nine months ended February 28, 2018, we started to process and sell garbage related products. During the nine months ended February 28, 2018, we generated revenue of $362,903 from selling garbage related products. During the nine months ended February 28, 2017, we didn't have such type of revenue.

Cost of Goods Sold

Our cost of goods sold increased to $2,102,973 for the nine months ended February 28, 2018 from $1,333,148 for the nine months ended February 28, 2017, which represented an increase of 58%. It is primarily because the cost of leasing equipment increased and the new revenue stream was introduced which has a lower gross margin. Our improvement and upgrading service and patent licensing revenue, the cost primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses. For the operating lease revenue, the depreciation of the garbage processing equipment is the main cost which also included in the cost of revenue.

Gross Profit

Our gross profit reduced to $5,766,725 for the nine months ended February 28, 2018 from $5,956,667 for the nine months ended February 28, 2017. Our gross profit ratio for the nine months ended February 28, 2018 and 2017 was 73% and 82%, respectively. Our business stream has resulted in a high gross margin because we have no cost of products sold before. Our cost of goods sold is almost entirely direct labor and patent licensing fees, depreciation of leased equipment and other operating expenses. Since we started to sell garbage related products, our gross profit margin will go down in the following periods.

Selling and Marketing Expenses

Our selling and marketing expenses increased to $742,850 for the nine months ended February 28, 2018 from $510,234 for the nine months ended February 28, 2017 which represented an increase of 46%. Our selling and marketing expenses were primarily comprised of sales employees' salaries, advertising expenses, training expenses and travelling expenses. The primary reason why selling and marketing expenses increased significantly because of the acquisition of Linyi plant.

General and Administrative Expenses

Our general and administrative expenses increased to $826,793 for the nine months ended February 28, 2018 from $696,399 for the nine months ended February 28, 2017 which represented an increase of 19%. Our general and administrative expenses were primarily comprised of employees' salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees.

R&D Expenses

We incurred R&D expense of $999,276 for the nine months ended February 28, 2018. No such expense incurred in the nine months ended February 28, 2017. Our R&D expenses primarily included the cost of the feasibility testing of the garbage processing machine in Liyi factory.

Non-Operating Income

Despite our large cash balances, the interest income generated for the nine months ended February 28, 2018 and 2017 was nominal for principally two reasons: 1) extremely low bank's current deposit interest rate and 2) minimal fluctuation of the annual interest rates within a 0.30% range; The interest income reported is net after deducting bank service charges.  For the nine months ended February 28, 2018 and 2017, our interest income also includes interest of $189,565 and $347,063, respectively, earned on the sales type leases. Our non-operating income also included government subsidy. Our wholly owned subsidiary, Linyi Xuefeng, received government subsidy of approximate $909,211 (RMB 6,000,000) annually. For the nine months ended February 28, 2018 and 2017, the income of government subsidy was $681,908 and $665,688 under accrue basis, respectively.

Provision for Income Taxes

Our provision for income taxes decreased to $794,379 for the nine months ended February 28, 2018 from $1,297,023 for the nine months ended February 28, 2017.  Our effective tax rate for the nine months ended February 28, 2018 and 2017 was approximately 19% and 22%, respectively. The enterprise income tax rate is 25% in China. Our tax filing for the calendar year ended December 31, 2016 was examined by the PRC tax authorities in May 2017. Our prior filings were accepted and no adjustments were proposed. Due to the government subsidy is exempt from income tax, the decrease in the provision for income taxes was primarily due to the decrease in our pre-tax income.

Net Income

For the nine months ended February 28, 2018, we generated net income of $3,296,873 and $4,479,896, respectively.  We terminated the variable interest entity agreement on January 11, 2016.  For that reason, we didn't have "non-controlling interest" for the three months ended February 28, 2018 and 2017, respectively.  As a result, our net income attributable to the common stockholders of the Company for the nine months ended February 28, 2018 and 2017 was $3,296,873 and $4,479,896, respectively, representing $0.05 per share and $0.07 per share, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Equity transactions are recorded at their historical amounts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency is included in the results of operations as incurred. For the three and nine months ended February 28, 2018 and 2017, a foreign currency gain (loss) of $3,006,557 and $87,049, respectively, $4,755,118 and $(2,231,954), respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. The foreign currency loss was mainly due to the devaluation of the Chinese currency by approximately 6.5%.

Liquidity and Capital Resources

As of February 28, 2018, we had cash and cash equivalents of $13,789,487, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from cash from operations.

To date, we have financed our operations primarily through cash flows from operations. We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Operating activities

Net cash provided in operating activities was $6,805,807 for the nine months ended February 28, 2018, as compared with the net cash provided by operating activities of $7,490,231 for the nine months ended February 28, 2017. For the nine months ended February 28, 2018, the decrease in the accounts receivable of $2,840,839, depreciation expenses of $1,880,514, decrease in deferred revenue of $184,368, increased in accounts payable and accrued liability of $4,086,527, increase in prepaid expenses of $4,413,591 mainly caused the difference between the net cash provided by operating activities and the net income.  For the nine months ended February 28, 2017, the decrease in the accounts receivable of $3,025,754, depreciation expenses of $992,137, increase in prepaid VAT of 1,218,759, the increase in prepaid expenses of $213,020 and the increase in deferred revenue of $547,343 mainly caused the difference between the net cash provided by operating activities and the net income.

Investing activities

Net cash used in investing activities was $3,891,213 for the nine months ended February 28, 2018 which included purchase of fixed assets of $6,001, stock issuance payment of $141,975 and purchase leasing equipment of $3,743,237. Net cash used in investing activities was $7,458,984 for the nine months ended February 28, 2017 which included the purchase of fixed assets of $661,940 and purchase leasing equipment of $6,797,044.

Financing activities

For the nine months ended February 28, 2018, we received $7,000,000 from issue of our common stock, $727,369 from the security deposit received and paid $7,544,217 loan to a shareholder. For the nine months ended February 28, 2017, we received security deposit payable of $710,067 for the leased equipment.

Effect of Exchange Rate on Cash

The positive (negative) effect of the exchange rate on cash of $347,778 and $(400,150) was principally due to the devaluation by the PRC government of their currency for the nine months ended February 28, 2018 and 2017, respectively. There could be further negative adjustments should the PRC government or the exchange markets further devalue the Chinese currency.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2018.

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

Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of February 28, 2018 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of February 28, 2018.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2018, the Company determined that there were control deficiencies that constituted the following material weaknesses:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company's equity securities during the three months ended February 28, 2018, that were not otherwise disclosed in a Current Report on Form 8-K.

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

China Xuefeng Environmental Engineering Inc.

Date: April 9, 2018	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer and Chief Financial Officer Principal Executive Officer and Principal Accounting Officer