Form 10-K
period 2018-05-31
China Xuefeng Environmental Engineering Inc.
filed 2018-08-29
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter: $118,154,316.8 based on 28,402,480 non-affiliates shares of common stock as of November 30, 2017. However, the Company has not developed an active trading market for its common stock.

As of August 29, 2018, the registrant had 66,520,871 shares of common stock, par value $0.001 per share, issued and outstanding.

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

Termination of contractual arrangements Jiangsu Xuefeng

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

Acquisition of Linyi Xuefeng

On August 4, 2016, the Company entered into an agreement with Mr. Li Yuan, the sole shareholder of Linyi County Xuefeng Renewable Resources Utilization Technology Co., Ltd ("Linyi Xuefeng"), a company organized under the laws of the People's Republic of China, to purchase his 100% ownership of Linyi Xuefeng. Mr. Li Yuan is the Chief Executive Officer and main shareholder of the Company. The purchase price was determined by the audited net assets of Linyi Xuefeng as of May 31, 2016, with payment of RMB10,000,000 in cash and the rest to be paid in common shares of China Xuefeng depending on the 75% closing price of the last trading day. On October 7, 2016, a supplementary agreement was entered between both parties to finalized in accordance to the audited net asset value $ 23,462,612 on May 31, 2016. The transfer price was $3 per share and 7,820,871 shares in total to Mr. Li Yuan without cash consideration.

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

For the year ended May 31, 2018, sales from improvement and upgrading services and patent licensing were $459,453 and $5,651,272, respectively. For the year ended May 31, 2017, sales from improvement and upgrading services and patent licensing were $3,062,413 and $4,704,044, respectively. For the year ended May 31, 2016, sales from improvement and upgrading services and patent licensing were $2,907,422 and $4,079,769, respectively.

Linyi Xuefeng generates most of its revenue from the sale of garbage related products. Its main business model is to apply comprehensive treatment technology to recycle domestic garbage into new products. Its goals are to reduce the amount of garbage, to reduce the harm caused by garbage to the environment, and to make new products out of garbage. In this way, the company turns waste into treasure.

The company carried out trial production of waste treatment in September 2017, and sales started in February 2018. As of August 2018, the company is able to process 300 tons of domestic garbage per day. The whole waste treatment process is divided into primary processing and secondary processing. In the primary processing, organic soil, white plastic, construction waste and ferrous metal are sorted out. In the secondary processing, organic fertilizer, wood-plastic trays and hollow bricks are manufactured using the materials sorted out in the primary processing.

For the year ended May 31, 2018, sales from garbage related products were $1,720,772. For the year ended May 31, 2017, we did not generate revenue from garbage related products because we were going through trial production.

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

In addition to patent licensing, we also generate revenue from the sale of garbage related products, which include ferrous metal, organic fertilizer, wood-plastic trays, and hollow bricks.

1.	Ferrous metal can be used as an auxiliary material for construction. Ferrous metal can be sold after they are sorted out in the primary processing from the domestic waste.

2.
Organic fertilizer is beneficial to crop growth and is the main nutrient for agricultural production. Its raw material is organic soil that is sorted out from domestic waste. During secondary processing, nitrogen, phosphorus, potassium, and organic fermentation agent are added to the organic soil.

3.	Wood-plastic trays are useful tools in daily life. We use white plastic sorted out from domestic waste as raw material, and process it into a composite material to manufacture wood-plastic trays.

4.
Hollow bricks are ideal filling materials for frame structure in construction industry. We use raw materials sorted out from domestic waste, add cement and sand to stir, and process it into hollow bricks. They are environmentally friendly and non-polluting.

We have continued to apply strict quality control on the products. We aim to provide solutions to waste treatment and build an eco-friendly living environment for people.

Customers

The following table sets forth our major customers for the year ended May 31, 2018:

Name	Revenue	Percentage	Relationship

Suzhou Zhonghe Solid Waste Recycling and Treatment Co., Ltd	$1,561,685	13%	None

The following table sets forth our major customers for the year ended May 31, 2017:

Name	Revenue	Percentage	Relationship

Suzhou Zhonghe Guti Rubbish Processing Co., Ltd	$1,473,069	14%	None

The following table sets forth our major customers for the year ended May 31, 2016:

Name	Revenue	Percentage	Relationship

Jinxiang Garbage Processing Factory	$9,544,380	43%	None

Jiangsu Bowen Environmental Protection Co. Ltd	$5,037,307	23%	None

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

Competitive Disadvantages

While we saw gross profit margins of 67%, 82% and 43% for the years of 2018, 2017 and 2016, respectively, we are uncertain that our high gross profit margins are sustainable if we have to commit to substantive research and development activities when the Chinese government adopts higher standards for environmental protection technologies and when the cost of our services become substantially higher.

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

Our Employees

As of August 29, 2018, we had a total of 139 employees. The Company employs a highly qualified team of technically trained personnel. Among the Company's employees, 11 employees have environmental assessment engineering degrees and 10 employees have ecological and environmental protection planning qualifications.  This team provides support for clients.

Item 1A.       Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The Company entered into a lease agreement for office space from an unrelated third party, which commenced on April 1, 2016 and will expire on March 31, 2019.  The lease required the Company to prepay the semi-annual rental of $3,637 (RMB 24,000).  The lease provides for renewal options.  Rent expense for the year ended May 31, 2018, 2017 and 2016 was $15,070, $14,134 and $14,571 respectively.

Future minimum payments for the years ending May 31 are as follows:

Year Ending
May 31,	Amount

2019	$14,212

$14,212

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

2018	High Bid* ($)	Low Bid* ($)

March 1, 2017 – May 31, 2018	4.2	3.5
December 1, 2017 – February 29, 2018	4.2	4.16
September 1, 2017 – November 30, 2017	4.16	4.16
June 1, 2017 – August 31, 2017	4.16	4.11

2017

March 1, 2017 – May 31, 2017	4.11	3.79
December 1, 2016 – February 29, 2017	3.79	3.66
September 1, 2016 – November 30, 2016	3.67	3.55
June 1, 2016 – August 31, 2016	4.48	2.78

2016

March 1, 2016 – May 31, 2016	4.51	3.00
December 1, 2015 – February 29, 2016	4.39	4.25
September 1, 2015 – November 30, 2015	4.38	3.92
June 1, 2015 – August 31, 2015	3.93	3.86

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

Holders

As of August 29, 2018, there are 1,374 stockholders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of the Company's equity securities during the fiscal year ended May 31, 2018, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 6.   Selected Financial Data

	Fiscal Year Ended May 31, 2018	Fiscal Year Ended May 31, 2017	Fiscal Year Ended May 31, 2016	Fiscal Year Ended May 31, 2015	Fiscal Year Ended May 31, 2014
Revenue	$11,805,088	$10,434,240	$22,187,094	$6,996,100	$4,710,165
Net income attributable to common stockholders	$4,597,492	$6,382,819	$6,553,586	$5,299,795	$2,806,120
Earnings per common share	$0.07	$0.10	$0.10	$0.09	$0.05
Total Assets	$92,495,554	$81,270,897	$67,333,852	$26,488,007	$20,750,926
Long Term Obligations	$4,991,680	$3,404,670	$2,794,868	$-	$-
Cash Dividends Declared Per Common Share	$0.00	$0.00	$0.00	$0.00	$0.00

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

Overview

We are in the business of providing equipment and upgrade services to optimize garbage-recycling processes. We sell and lease comprehensive and environmental-friendly garbage recycling equipment. We also utilize our licensed patented technology of "comprehensive and harmless garbage-processing equipment" to upgrade software systems and reconstruct hardware for our clients and therefore expand the sorting scope and capacity of our clients' garbage recycling equipment. We also have manufactured, sold and leased garbage-processing equipment commencing since fiscal year ended May 31, 2016. We recycled the garbage and manufactured products by using the processed garbage to sell since the fiscal year ended May 31, 2018. We conduct our operations through our wholly-owned subsidiaries Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. ("Jiangsu Xuefeng") and Linyi County Renewable Resources Utilization Co., Ltd. ("Linyi Xuefeng").

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

Acquisition of Linyi Xuefeng

On August 4, 2016, we entered into an agreement with Mr. Li Yuan, the sole shareholder of Linyi County Xuefeng Renewable Resources Utilization Technology Co., Ltd ("Linyi Xuefeng"), to purchase his 100% ownership of Linyi Xuefeng. Mr. Li Yuan is the Chief Executive Officer and main shareholder of the Company. The purchase price was determined by the audited net assets of Linyi Xuefeng as of May 31, 2016, with payment of RMB10, 000,000 in cash and the rest to be paid in common shares of China Xuefeng depending on the 75% closing price of the last trading day. On October 7, 2016, a supplementary agreement was entered between both parties to finalize the purchase and cost based upon the audited net asset value $23,462,612 on May 31, 2016. The transfer price is $3 per share and 7,820,871 shares in total to Mr. Li Yuan without cash consideration. Linyi Xuefeng is primarily engaged in garbage recycling processing.

Upon acquisition, Linyi Xuefeng became a wholly-owned subsidiary. The acquisition was accounted for as a business combination.

Results of Operations

Results of Operations for the Years Ended May 31, 2018 and 2017

The following table sets forth in U.S. dollars, key components of our audited results of operations for the years ended May 31, 2018 and 2017 and the percentage change between these comparable periods.

	Years Ended May 31,		Percentage
	2018	2017	Change
	(U.S. $)	(U.S. $)

Revenue	$11,805,088	$10,434,240	13%)
Cost of revenue	(3,847,707)	(1,863,936)	106%
Gross profit	7,957,381	8,570,304	(7%)
Selling expenses	1,054,958	682,986	54%
General and administrative expenses	2,288,841	1,020,167	124%
Total operating expenses	3,343,799	1,703,153	96%
Operating income	4,613,582	6,867,151	(33%)
Non-operating income	1,174,604	1,336,523	(12%)
Income before provision for income taxes	5,788,186	8,203,674	(29%)
Provision for income taxes	1,190,694	1,820,855	(35%)
Net income	4,597,492	6,382,819	(28%)
Noncontrolling interests	-	-	0%
Net income attributable to common stockholders	$4,597,492	$6,382,819	(28%)

Revenue

We generated $11,805,088 in revenue for the year ended May 31, 2018, as compared to $10,434,240 for the year ended May 31, 2017. Our revenue for the year ended May 31, 2018 increased by $1,370,848 or 13% compared to the revenue for the year ended May 31, 2017, primarily resulting from the Linyi Xuefeng recycling plant beginning operations. The following table shows the details of our revenue in the years ended May 31, 2018 and 2017.
	Years Ended May 31,		Percentage
	2018	2017	Change
	(U.S. $)	(U.S. $)

Improvements and Upgrading Services	$459,453	$3,062,413	(85%)
Patent Leasing	5,651,272	4,704,044	20%
Operating lease	3,973,591	2,667,783	49%
Sales of garbage related products	1,720,772	-	100%
Total	$11,805,088	$10,434,240	13%

Improvement and Upgrading Services

During the year ended May 31, 2018, we provided improvement and upgrading services to one customer and generated revenue of $459,453. During the year ended May 31, 2017, we provided improvement and upgrading services to eight customers and generated revenue of $3,062,413.  The service was completed and accepted by the customer and the payment was received in full as of May 31, 2018 and 2017. While our core business still focuses on providing improvement and upgrading services for potential customers' garbage processing equipment, our business has expanded to selling or leasing our garbage processing equipment and processing and selling garbage related products.

Patent Licensing

During the year ended May 31, 2018, we generated revenue of $5,651,272 from licensing our patent to 21 unrelated customers. During the year ended May 31, 2017, we generated revenue of $4,704,044 from licensing our patent to 19 unrelated customers. As all these customers became licensees before June 1, 2017 and 2016, respectively, patent licensing revenue was recognized for the entire twelve months for these customers during the related periods.

Operating lease

During the year ended May 31, 2017, we had six operating leases for a 300-ton and five 500-ton garbage processing system. The lease period is 5 years with annual lease payments of $612,604 and $3,675,625 (for the total five 500-ton garbage processing system), respectively, before VAT. The 300-ton garbage processing system was delivered and tested in the beginning of November 2015. The two 500-ton garbage processing systems were delivered and tested in the beginning of January 2016. Another two 500-ton garbage processing system was delivered and tested in the end of April 2016 and December 2016, respectively. We also delivered and tested one 500-ton garbage processing system in the end of March 2017. These leases are being accounted for as operating leases because they have no renewal or purchase option. At the end of the five years, either a new lease will be negotiated or the equipment will be returned. For the year ended May 31, 2017, we generated operating lease revenue of $2,667,783 from the six leases. During the year ended May 31, 2018, we have one new operating lease for a 500-ton garbage processing system. The lease period is still 5 years with annual lease payments of $612,604, before VAT. The 500-ton garbage processing system was delivered and tested on October 17, 2017. During the year ended May 31, 2018, we generated operating lease revenue of $3,973,691 from the seven leases.

Sales of garbage related products

During the year ended May 31, 2018, we started to process and sell garbage related products, such as organic manure, hollow brick, wood plastic tray and ferrous metal. During the year ended May 31, 2018, we generated revenue of $1,720,772 from selling garbage related products. During the year ended May 31, 2017, we did not have such type of revenue.

Cost of Goods Sold

Our cost of goods sold increased to $3,847,707 for the year ended May 31, 2018 from $1,863,936 for the year ended May 31, 2017, which represented an increase of 106%. It is primarily because the cost of leasing equipment increased and the new revenue stream was introduced which has a lower gross margin. For the improvement and upgrading service and patent licensing revenue, the cost primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses. For the operating lease revenue, the depreciation of the garbage processing equipment is the main cost which also included in the cost of revenue. For the sales of garbage related products, we purchased raw material for the manufacturing and so the costs were increased.

Gross Profit

Our gross profit reduced to $7,957,381 for the year ended May 31, 2018 from $8,570,304 for the year ended May 31, 2017. Our gross profit ratio for the years ended May 31, 2018 and 2017 was 67% and 82%, respectively. For the year ended May 31, 2017, our business stream has resulted in a high gross margin because we have no cost of products sold. Our cost of goods sold is almost entirely direct labor and patent licensing fees, depreciation of leased equipment and other operating expenses. Since we started to sell garbage related products during the year ended May 31, 2018, we incurred an increased amount of cost of goods sold. As a result, we expect that gross profit margin to continue to decrease in the following periods.

Selling and Marketing Expenses

Our selling and marketing expenses increased to $1,054,958 for the year ended May 31, 2018 from $682,986 for the year ended May 31, 2017 which represented an increase of 54%. Our selling and marketing expenses were primarily comprised of sales employees' salaries, advertising expenses, training expenses and travelling expenses. The primary reason why selling and marketing expenses increased significantly is because of the acquisition of Linyi Xuefeng.

General and Administrative Expenses

Our general and administrative expenses increased to $2,288,841 for the year ended May 31, 2018 from $1,020,167 for the year ended May 31, 2017 which represented an increase of 124%. Our general and administrative expenses were primarily comprised of employees' salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees. The primary reason for the material increase in General and Administrative expenses is the acquisition of Linyi Xuefeng. In addition, we ceased our previous plan for an IPO on the Australian share exchange market and so the paid IPO related fees of approximate $143,800 was expensed and classified as General and Administrative expense in FY 2018.

Non-Operating Income

Despite our large cash balances, the interest income generated for the years ended May 31, 2018 and 2017 was nominal for principally two reasons: 1) extremely low bank's current deposit interest rate and 2) minimal fluctuation of the annual interest rates within a 0.30% range; The interest income reported is net after deducting bank service charges.  For the years ended May 31, 2018 and 2017, our interest income also includes interest of $226,446 and $434,099, respectively, earned on the sales type leases. Our non-operating income also included government subsidy. Our wholly owned subsidiary, Linyi Xuefeng, received government subsidy of approximate $918,906 (RMB 6,000,000) annually. For the years ended May 31, 2018 and 2017, the income of government subsidy was $918,906 and $883,389 under accrual basis, respectively.

Provision for Income Taxes

Our provision for income taxes decreased to $1,190,694 for the year ended May 31, 2018 from $1,820,855 for the year ended May 31, 2017.  Our effective tax rate for the years ended May 31, 2018 and 2017 was approximately 21% and 22%, respectively. The enterprise income tax rate is 25% in China. Our tax filing for the calendar year ended December 31, 2017 was examined by the PRC tax authorities in May 2018. Our prior filings were accepted and no adjustments were proposed. Due to the government subsidy is exempt from income tax, the decrease in the provision for income taxes was primarily due to the decrease in our pre-tax income.

Net Income

For the year ended May 31, 2018 and 2017, we generated net income of $4,597,492 and $6,382,819, respectively. Our net income attributable to the common stockholders of the Company for the years ended May 31, 2018 and 2017 was $4,597,492 and $6,382,819, respectively, representing $0.07 per share and $0.10 per share, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Equity transactions are recorded at their historical amounts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency is included in the results of operations as incurred. For the years ended May 31, 2018 and 2017, a foreign currency gain (loss) of $3,853,411 and $(1,723,591), respectively,  have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. The foreign currency gain was mainly due to the revaluation of the Chinese currency during the fiscal year 2018.

Liquidity and Capital Resources

As of May 31, 2018, we had cash and cash equivalents of $17,559,007, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from cash from operations and issuance of stock of $7,009,000.

To date, we have financed our operations primarily through cash flows from operations. We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Operating activities

Net cash provided in operating activities was $10,511,269 for the year ended May 31, 2018, as compared with the net cash provided by operating activities of $3,746,396 for the year ended May 31, 2017. For the year ended May 31, 2018, the decrease in the accounts receivable of $3,405,086, depreciation expenses of $3,040,292, increase in accounts payable and accrued liability of $4,187,205, increase in prepaid expenses of $4,464,331 primarily caused the difference between the net cash provided by operating activities and the net income.  For the fiscal years ended May 31, 2017, the increase in prepaid VAT of $1,043,873, prepaid expenses of $6,946,378 and accounts payable and accrued liabilities of $811,208, the decrease in accounts receivable of $3,923,951 and the increase in deferred revenue of $831,858 mainly caused the difference between the net cash provided by operating activities and the net income.

Investing activities

Net cash used in investing activities was $3,789,218 for the year ended May 31, 2018 which included purchase of fixed assets of $6,065 and purchase leasing equipment of $3,783,153. Net cash used in investing activities was $8,879,502 for the year ended May 31, 2017 which included the purchase of fixed assets of $98,829 and purchase leasing equipment of $8,780,673.

Financing activities

For the year ended May 31, 2018, we received $7,000,000 from issue of our common stock, $735,125 from the security deposit received and repaid $7,625,011 loan to a shareholder. For the year ended May 31, 2017, we received security deposit payable of $706,711 for the leased equipment and loan of $9,052,167 from our shareholder.

Effect of Exchange Rate on Cash

The positive (negative) effect of the exchange rate on cash of $382,879 and $(193,915) was principally due to the revaluation (devaluation) by the PRC government of their currency for the years ended May 31, 2018 and 2017, respectively. There could be further negative adjustments should the PRC government or the exchange markets further devalue the Chinese currency.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Xuefeng Environmental Engineering, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Xuefeng Environmental Engineering, Inc. and Subsidiaries (the "Company") as of May 31, 2018 and 2017 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 2018 and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2017 (only) based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 28, 2017, expressed an adverse opinion.

Basic for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risk of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Wei, Wei & Co., LLP
Wei, Wei, & Co., LLP
We have served as the Company's auditor since 2012
Flushing, New York
August 29, 2018

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (IN U.S. $)

	May 31,	May 31,
ASSETS	2018	2017

Current assets:
Cash	$17,559,007	$10,343,963
Accounts receivable	2,607,798	4,365,854
Inventory	37,669	-
Prepaid Expenses	137,632	7,009,322
Prepaid VAT	4,615,812	4,649,599

Total current assets	24,957,918	26,368,738

Noncurrent assets:
Fixed assets, net	33,729,725	23,860,312
Lease equipment, net	27,167,719	23,774,359
Prepaid lease	5,816,243	5,592,757
Accounts receivable-non-current	-	1,463,078
Deferred income tax assets	823,949	211,653

Total noncurrent assets	67,537,636	54,902,159

TOTAL ASSETS	$92,495,554	$81,270,897

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(CONTINUED)
 (IN U.S. $)

	May 31,	May 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2018	2017

Current liabilities:
Accounts payable	$1,049,776	$498,959
Deferred revenues	3,995,944	3,695,730
Taxes payable	489,349	596,765
Loan from stockholder	10,892,539	17,468,486
Accrued liabilities	118,375	99,299

Total current liabilities	16,545,983	22,359,239

Security deposits payable	4,991,680	3,404,670

TOTAL LIABILITIES	21,537,663	25,763,909

Stockholders' equity:
Common stock, $0.001 par value per share, 75,000,000 shares authorized; 66,520,871 and 63,020,871 shares issued and outstanding as of May 31, 2018 and 2017	66,521	63,021
Additional paid-in capital	41,581,497	34,584,997
Statutory reserve fund	2,595,662	2,437,684
Retained earnings	26,462,203	22,022,689
Other comprehensive income (loss)	252,008	(3,601,403)

Total stockholders' equity	70,957,891	55,506,988

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,495,554	$81,270,897

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
(IN U.S. $)

	Year Ended May 31,
	2018	2017	2016

Revenue:
Sales	$7,831,497	$7,766,457	$21,287,515
Lease income	3,973,591	2,667,783	899,579

Total revenue	11,805,088	10,434,240	22,187,094

Cost of goods sold:
Cost of sales	1,926,972	544,141	12,116,076
Depreciation expense - leased equipment	1,920,735	1,319,795	434,474

Total cost of goods sold	3,847,707	1,863,936	12,550,550

Gross profit	7,957,381	8,570,304	9,636,544

Operating expenses:
Selling and marketing	1,054,958	682,986	1,229,968
General and administrative	2,288,841	1,020,167	1,294,271

Total operating expenses	3,343,799	1,703,153	2,524,239

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
(IN U.S. $)

	Year Ended May 31,
	2018	2017	2016

Income from operations	$4,613,582	$6,867,151	$7,112,305

Interest income	255,698	453,134	416,317
Government subsidy	918,906	883,389	937,878

Income before provision for income taxes	5,788,186	8,203,674	8,466,500
Provision for income taxes	1,190,694	1,820,855	1,912,914

Net income	4,597,492	6,382,819	6,553,586
Earnings per common share, basic and diluted	$0.07	$0.10	0.10

Weighted average shares outstanding, basic and diluted	64,209,912	63,020,871	63,020,871

Comprehensive Income:
Net Income	$4,597,492	$6,382,819	$6,553,586
Foreign currency translation adjustment	3,853,411	(1,723,591)	(2,492,980)

Comprehensive income	$8,450,903	$4,659,228	$4,060,606

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED MAY 31, 2018, 2017 AND 2016
 (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, May 31, 2015	$55,200	$12,156,473	$10,601,811	$1,221,482	$615,168	$24,650,134
Net income	-	299,325	6,254,261	-	-	6,553,586
Issue Common Stock	7,821	22,129,199	-	-	-	22,137,020
Appropriation to statutory reserve	-	-	(622,038)	622,038	-	-
Foreign currency translation adjustment	-	-	-	-	(2,492,980)	(2,492,980)

Balance, May 31, 2016	$63,021	$34,584,997	$16,234,034	$1,843,520	$(1,877,812)	$50,847,760
Net income	-	-	6,382,819	-	-	6,382,819
Appropriation to statutory reserve	-	-	(594,164)	594,164	-	-
Foreign currency translation adjustment	-	-	-	-	(1,723,591)	(1,723,591)

Balance, May 31, 2017	$63,021	$34,584,997	$22,022,689	$2,437,684	$(3,601,403)	$55,506,988
Net income	-	-	4,597,492	-	-	4,597,492
Issue Common Stock	3,500	6,996,500				7,000,000
Appropriation to statutory reserve			(157,978)	157,978
Foreign currency translation adjustment	-	-	-	-	3,853,411	3,853,411
Balance, May 31, 2018	$66,521	$41,581,497	$26,462,203	$2,595,662	$252,008	$70,957,891

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
 (IN U.S. $)

	For Year Ended May 31,
	2018	2017	2016

Cash flows from operating activities:
Net income	$4,597,492	$6,382,819	$6,553,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,040,292	1,415,505	498,982
Amortization for the land	126,196	121,319	128,802
(Increase) decrease in deferred income tax assets	(588,072)	(217,705)	159,995
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,405,086	3,923,951	(10,079,795)
(Increase) in inventory	(36,984)	-	-
Decrease in prepayment for construction	-	-	854,431
Decrease (Increase) in prepaid VAT	320,503	(1,043,873)	(3,732,450)
(Increase) in prepaid expenses	(4,464,331)	(6,946,378)	-
(Decrease) increase in accounts payable and accrued liabilities	4,187,205	(811,208)	1,463,310
Increase in deferred revenue	66,365	831,858	762,466
(Decrease) increase in taxes payable	(142,483)	90,108	(128,695)

Net cash provided by (used in) operating activities	10,511,269	3,746,396	(3,519,368)

Cash flows from investing activities:
Purchase of fixed assets	(6,065)	(98,829)	(30,767,344)
Purchase of leasing equipment	(3,783,153)	(8,780,673)	(434,474)

Net cash (used in) investing activities	(3,789,218)	(8,879,502)	(31,201,818)

Cash flows from financing activities:
Cash received from stock issuance	7,000,000	-	-
Loan received from shareholder	-	9,052,167	12,739,510
Repayment of shareholder loan	(7,625,011)	-	-
Increase in security deposit payable	735,125	706,711	2,794,868

Net cash provided by financing activities	110,114	9,758,878	15,534,378

Effect of exchange rate changes on cash	382,879	(193,915)	(1,394,626)

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
 (IN U.S. $)

	For Year Ended May 31,
	2018	2017	2016

Net increase (decrease) in cash	7,215,044	4,431,857	(20,581,434)
Cash, beginning of year	10,343,963	5,912,106	26,493,540

Cash, end of year	$17,559,007	$10,343,963	$5,912,106

Supplemental disclosure of cash flow information
Income taxes paid	$1,921,500	$1,948,452	$1,845,154

Land appreciation tax paid	$6,126	$5,889	$8,928
Supplemental disclosure of non-cash activities
Property, equipment, equipment and construction in progress accrued	$9,328,192	$427,852	$681,364

Payment of accrued liabilities by shareholder	$62,365	$222,348	$100,488

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
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

In October 2012, Baichuang Consulting (the "WFOE"), a wholly-owned subsidiary of Lotus, entered into a series of contractual arrangements (the "VIE Agreements"). The VIE Agreements include (i) an Exclusive Technical Service and Business Consulting Agreement; (ii) a Proxy Agreement, (iii) Share Pledge Agreement and, (iv) Call Option Agreement with the stockholders of Jiangsu Xuefeng

Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, the WFOE provides technical support, consulting, training, marketing and operational consulting services to Jiangsu Xuefeng. In consideration for such services, Jiangsu Xuefeng has agreed to pay an annual service fee to the WFOE of 95% of Jiangsu Xuefeng's annual net income and an additional payment of approximately US$15,910 (RMB100,000) each month. The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
 (IN U.S. $)

NOTE 1.   ORGANIZATION (CONTINUED)

Proxy Agreement: Pursuant to the Proxy Agreement, the stockholders of Jiangsu Xuefeng agreed to irrevocably entrust the WFOE to designate a qualified person acceptable under PRC law and foreign investment policies, to oversee all of the equity interests in Jiangsu Xuefeng held by the stockholders of Jiangsu Xuefeng. The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

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

On August 4, 2016, Baichuang Information Consulting Co., Ltd ("Baichuang Information") entered into an agreement with Mr. Li Yuan, the sole shareholder of Linyi County Xuefeng Renewable Resources Utilization Technology Co., Ltd ("Linyi Xuefeng"), to purchase his 100% ownership of Linyi Xuefeng. Mr. Li Yuan is the Chief Executive Officer and main shareholder of the Company. The purchase price was determined by the audited net assets of Linyi Xuefeng as of May 31, 2016, initially with a payment of RMB10,000,000 ($1,500,000 US) in cash and the balance to be paid in common shares of China Xuefeng at 75% of the closing price on August 4, 2016. On October 7, 2016, a supplementary agreement was entered between both parties to finalize the purchase based upon the audited net asset value of $ 23,462,612 on May 31, 2016. The supplementary agreement eliminated the cash payment making the entire purchase with stock of the Company. The price utilized was $3 per share and 7,820,871 shares were issued to Mr. Li Yuan.

Linyi Xuefeng also signed a series of agreements with Jiangsu Liding Machinery Manufacturing Co., Ltd ("Jiangsu Liding") for the construction of the garbage recycling processing plant and production facilities purchase. The majority shareholder of the Company, Mr. Li Yuan, is also the shareholder of Jiangsu Liding (see note 6). In 2016, the total purchase amount $7,714,280 from Jiangsu Liding, which was fully delivered in December 2015, was included in the fixed assets of the accompanying consolidated balance sheet as of  May 31, 2018, 2017 and 2016. In 2017, the total purchase amount $8,599,726 from Jiangsu Liding, and paid in advanced with $6,879,781 was included in prepaid expenses of the accompanying consolidated balance sheet as of  May 31, 2017. The total purchase in 2017 was fully delivered in July, 2017 and included in the fixed assets of the accompanying consolidated balance sheet as of May 31, 2018.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
 (IN U.S. $)

NOTE 1.   ORGANIZATION (CONTINUED)

Linyi Xuefeng was officially approved and incorporated under the laws of the People's Republic of China ("PRC") in June 2013. Mr. Yuan Li was the sole owner since inception. Linyi Xuefeng constructed a garbage processing plant which commenced operations in February 2018. Previously Linyi Xufeng received non-operating revenue, which was a subsidy received from the government for the city pollution garbage processing plant construction.

On October 30, 2017, the Company completed a closing of private placement offering (the "Offering") of shares of the Company's common stock, par value $0.001 per share (the "Shares"), at a purchase price of RMB 13.275, or US$2.00 per share, based on the currency exchange rate of 6.6375 on October 27, 2017, for an aggregate purchase price of RMB 46,462,500, or approximately $7,000,000. Upon the closing, the Company issued a total of 3,500,000 shares of its common stock to the subscribers in the Offering.

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth as follows:

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The consolidated financial statements for each of the three years ended May 31, 2018 include China Xuefeng Environmental Engineering Inc., and its wholly owned subsidiaries, Inclusion, Lotus, Baichuang Consulting, Jiangsu Xuefeng and Linyi Xuefeng.  All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
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

ACQUISITION OF LINYI XUEFENG

The following financial statement amounts and balances of Linyi Xuefeng have been included in the accompanying consolidated financial statements.

	May 31,	May 31,
	2018	2017

TOTAL ASSETS	$43,579,311	$40,133,685

TOTAL LIABILITIES	$19,077,496	$16,877,408

	For the year ended May 31,
	2018	2017	2016

TOTAL REVENUE	$1,720,772	$-	$-

TOTAL OPERATING EXPENSES	$1,896,172	$392,935	$498,755

TOTAL OTHER INCOME	$924,290	$884,930	$933,682

NET INCOME	$(214,296)	$589,844	$560,656

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	May 31, 2018	May 31, 2017	May 31, 2016

Balance sheet items, except for stockholders' equity, as of periods end	0.1560	0.1468	0.1519
Amounts included in the statements of income, statements of changes in stockholders' equity and statements of cash flows for nine months	0.1532	0.1472	0.1563

For the year ended May 31, 2018, 2017 and 2016, foreign currency translation adjustments of $3,853,411 and $(1,723,591) and $(2,492,980), respectively, have been reported as other comprehensive income (loss).  Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, "Exceptions to Comprehensive Recognition of Deferred Income Taxes," the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
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

REVENUE RECOGNITION

Revenues are primarily derived from the operation of a garbage processing plant, selling and leasing garbage processing equipment, providing garbage recycling processing system technology support, renovation and upgrade services and patent licensing to customers.  The Company's revenue recognition policies comply with FASB ASC 605 "Revenue Recognition."  In general, the Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the products or services have been delivered or performed and collectability of the resulting receivable is reasonably assured.

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
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
 (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Linyi Xuefeng's revenues are primarily derived from selling organic manure, hollow brick, wood plastic tray and ferrous metal. It's income also relates to government for city pollution garbage processing system constructions.  Government subsidies are recognized as earned when grant expenses are incurred up to the maximum amount allowed for each grant award.

Sales-Type Leases

The Company entered into three sales-type lease arrangements during the three months ended August 31, 2015, with two customers for financing of their purchase of garbage processing equipment. The arrangements with the customers have a fixed term of three years.  Revenue from the sale of the equipment is recognized at the inception of the lease.  The payments have been present valued with an annual interest rate of 5.25%.  In connection with these arrangements, the Company recognized no revenue for the years ended May 31, 2018 and 2017, and recognized revenue of $14,300,324 for the year ended May 31, 2016.  Future minimum collections for the year ending May 31 are as follows:

Year Ending
May 31,	Amount

2019	$1,555,168

$1,555,168

Operating Leases

The Company entered into seven operating lease arrangements with six customers for garbage processing equipment on October 20, 2017, March 31, 2017, December 28, 2016, April 25, 2016, December 28, 2015 and November 6, 2015, respectively. The arrangements with the customers have a fixed term of five years with quarterly payments of $153,151 (RMB1,000,000), $183,781 (RMB1,200,000), $183,781 (RMB1,200,000), $183,781 (RMB1,200,000), $367,562 (RMB2,400,000), and $153,151 (RMB1,000,000) respectively. Revenue from the leasing of the equipment is recognized monthly. In addition, the lease required a security deposit of $623,960 (RMB4,000,000), $748,752 (RMB4,800,000), $748,752 (RMB4,800,000), $748,752 (RMB4,800,000), $1,497,504 (RMB9,600,000) and $623,960 (RMB4,000,000), respectively. At the end of each of the five year lease terms, it will be determined whether the lease will be extended, leased to a new customer or returned to the Company. Future minimum payments for the years ending May 31 are as follows:

Year Ending
May 31,	Amount

2019	$4,900,832
2020	4,900,832
2021	3,869,615
2022	1,654,031
2023	255,252

$15,580,562

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
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

Improvement and Upgrade Service

The improvement and upgrade service is a one-time service. By the end of improvement and upgrading services, there is persuasive evidence that an arrangement exists since the Company has a signed contract with a customer; delivery has occurred and a customer has completed inspection and accepted the improvement and upgrading services then delivered; the fee is fixed and become due within 30 days upon the signing of the contract; and collectability is probable. An inspection is conducted by the customer according to industry standards within three days of the completion of the improvement and upgrade.  An acceptance form is provided by the customer if the inspection is satisfactory.  Performance testing is conducted on the upgraded equipment within one month. A final evaluation report is provided within five days of the completion of the performance testing.  The fee for improvement and upgrade services is fixed and becomes due within 30 days, upon the signing of the contract.  The fees for the improvement and upgrading services are not subject to refund, forfeiture or any other concession if patent licensing is not completed.

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
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
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

Since equipment improvement and upgrade services and patent leasing services are derived from the Company's patented technology, which the Company has the exclusive right to while others must obtain licensing rights to use the technology, the Company has a strong bargaining power in the market to undertake the promotion of its brand and corporate image. Furthermore, the Company uses a profit cost pricing method to determine the price of its product. The Company calculates the price by adding its target profit, or a 90% gross profit margin, to the base product cost to derive the final sale price of its services.

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
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of May 31, 2018, 2017 and 2016, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, accounts receivable, prepaid VAT, accounts payable and accrued expenses, and deferred revenue approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
 (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FIXED ASSETS AND LEASE EQUIPMENT (CONTINUED)

Lease equipment	15 years
Machinery	10 years
Building and improvements	20 years

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

DEFERRED REVENUE

Deferred revenue is advance payments received for patent licensing fees and received from the government for city pollution garbage processing system constructions. These payments received, but not yet earned, are recognized as deferred revenue in the consolidated balance sheets.

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of May 31, 2018, 2017 and 2016, the Company does not have a liability for any unrecognized tax benefits.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
 (IN U.S. $)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 34%.  No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the year ended May 31, 2018, 2017 and 2016,.

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

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  For the year ended May 31, 2018, 2017 and 2016, advertising expense was $551,344, $485,864 and $897,944 respectively.

STATUTORY RESERVE FUND

Pursuant to corporate law in the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company's registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  For the year ended May 31, 2018, 2017 and 2016, a statutory reserve of $157,978, $594,164 and $622,038, respectively, was required to be allocated to the Company.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
 (IN U.S. $)

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

NOTE 4.   FIXED ASSETS

Fixed assets are summarized as follows:

	May 31, 2018	May 31, 2017

Computers and equipment	$90,789	$79,601
Vehicles	90,356	85,007
Production facilities	18,332,771	8,308,691
Furniture and fixtures	120,242	112,548
Building and improvement	16,456,945	15,482,441

	35,091,103	24,068,288
Less: accumulated depreciation	(1,361,378)	(207,976)

	$33,729,725	$23,860,312
For the year ended May 31, 2018, 2017 and 2016, depreciation expense was $1,119,557, $100,719 and $64,508 respectively.

Building and improvements and production facilities include approximately $34 million relating to construction of the garbage recycling processing plant and production facilities purchase (see note 1).

NOTE 5.   LEASE EQUIPMENT

	May 31, 2018	May 31, 2017

Leasing equipment	$30,950,637	$25,492,775
Less: accumulated depreciation	(3,782,918)	(1,718,416)

	$27,167,719	$23,774,359

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
 (IN U.S. $)

NOTE 5.   LEASE EQUIPMENT (CONTINUED)

For the year ended May 31, 2018, 2017 and 2016, depreciation expense was $1,920,735, $1,314,787 and $434,474 respectively.

Before leasing the equipment to their client, the Company will upgrade the equipment to meet the client's requirement. The Company records the equipment as equipment construction in process before it finishes the upgrading process. As of May 31, 2018, no equipment construction in process was included in lease equipment.

NOTE 6.   INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.  In the PRC, the Company files tax returns for Jiangsu Xuefeng.

The provision for (benefit from) income taxes consists of the following for the years ended May 31, 2018, 2017 and 2016:

	For the Year Ended May 31，
	2018	2017	2016

Current	$1,778,766	$2,047,852	$1,787,185
Deferred	(588,072)	(226,997)	159,995

Total	$1,190,694	$1,820,855	$1,912,914

As of May 31, 2018, the Company had unused operating loss carry-forwards of approximately $2,064,946  expiring in various years through 2023.

The expected tax rate for income in the PRC is 25%.  The following table reconciles the effective income tax rates with the statutory rates for the years ended May 31:

	2018	2017	2016

Statutory rate	25%	25%	25%
Government subsidy	4%	3%	3%

Effective income tax rate	21%	22%	22%

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
 (IN U.S. $)

NOTE 6.   INCOME TAXES (CONTINUED)

During the year ended May 31, 2018, the Company filed its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service ("IRS") Form 5471, "Information Return of U.S. Persons with Respect to Certain Foreign Corporations" for the fiscal years ended May 31, 2017, May 31, 2016, and May 31, 2015, which is a short year income tax return required to be filed as a result of the change in fiscal year. and the information reports for the years ended December 31, 2017, 2016 and 2015 concerning its interest in foreign bank accounts on form TDF 90-22.1, "Report of Foreign Bank and Financial Accounts" ("FBAR"). Currently, the 2015, 2016 and 2017 tax years are open and subject to examination by the taxing authorities.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. Federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through May 31, 2018. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. Federal income taxes, interest and penalties. The tax years ended May 31, 2017, 2016 and 2015 remain open to examination by the IRS.

NOTE 7.   RELATED PARTY TRANSACTIONS

On August 5, 2012, the Company entered into an agreement to lease the patent rights on garbage recycling processing technology from Li Yuan, one of the Company's stockholders.  Under the current terms, the Company is required to pay a fee of $12,123 (RMB80,000) each month for five years from September 2012 to August 2017.  The Company has renewed the agreement to pay the same fee each month for five years from September 2017 to August 2022. The related prepaid patent leasing fees of $87,354, $82,182 and $85,061 are included in prepaid expenses on the consolidated balance sheets as of May 31, 2018, 2017 and 2016, respectively.

The remaining payments for the patent rights are as follows:

Year Ending
May 31,	Amount

2019	$62,396
2020	149,750
2021	149,750
2022	149,750
2023	37,438

Total	$549,084

The Company obtained a demand loan from Li Yuan, a stockholder which is non-interest bearing.  The total loan of approximately $738,085 represents $659,085 of expenses paid by the stockholder and payments of approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. The balance is reflected as loan from stockholder as of May 31, 2018, 2017 and 2016.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
 (IN U.S. $)

NOTE 7.   RELATED PARTY TRANSACTIONS (CONTINUED)

On June 25, 2013, Linyi Xuefeng and the shareholder, Mr. Li Yuan, entered into a loan agreement pursuant to which Mr. Li Yuan provides a loan facility to the Linyi Xuefeng, which are non-interest bearing and expiring on June 30, 2017. The maximum amount of the loan is RMB200,000,000 ($29,350,600). Any borrowings in excess of this amount may be negotiated between the parties.  On December 17, 2015, a resolution of the board was signed by Mr. Li Yuan, who is the sole shareholder of Linyi Xuefeng, surrendered another loan to the Linyi Xuefeng of RMB140,000,000 (approximately $20,545,00) and treated as a capital contribution to the Linyi Xuefeng.  The loans outstanding were $10,154,453, $16,890,803 and $8,300,910 as of May 31, 2018, 2017 and 2016, respectively.

Linyi Xuefeng also signed a series of agreements with Jiangsu Liding Machinery Manufacturing Co., Ltd ("Jiangsu Liding") for the construction of the garbage recycling processing plant and production facilities purchase. The shareholder of the Company, Mr. Li Yuan, is also the shareholder of Jiangsu Liding. Total purchase amount $7,714,280 from Jiangsu Liding was fully delivered in December 2015, and included in the fixed assets of the accompanying consolidated balance sheet as of May 31, 2017 and 2016. In 2017, and the total purchase amount $8,599,726 from Jiangsu Liding, and advanced payment of $6,879,781 was included in prepaid expenses of the accompanying consolidated balance sheet as of  May 31, 2017. In 2018, and the total purchase in 2017 was fully delivered in July, 2017 and included in the fixed assets of the accompanying consolidated balance sheet as of May 31, 2018.

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

The amortization for the land use right For the year ended May 31, 2018, 2017 and 2016 was $126,196, $121,319 and $128,802 respectively.

NOTE 9.   SECURITY DEPOSIT PAYABLE

The company leased out highly efficient waste disposal equipment to customers and received a one year leasing fee as a deposit. The security deposit payable was $4,991,680, $3,404,670 and $2,794,868,  as of May 31, 2018, 2017 and 2016, respectively.

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
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
 (IN U.S. $)

NOTE 10.   LEASES (CONTINUED)

The Company leases another office space for Linyi Xuefeng under a three-year operating lease from an unrelated third party, which expired on May 31, 2016. The lease required the Company to prepay the semi-annual rental. On May 26, 2016, the Company renewed the lease for another three years which ends on May 31, 2019.

Rent expense for the year ended May 31, 2018, 2017 and 2016 was $15,070, $14,134 and $14,571 respectively.

Future minimum payments for the years ending May 31 are as follows:

Year Ending
May 31,	Amount

2019	$14,212

$14,212

NOTE 11.   CONTINGENCIES

As disclosed in Note 6, the 2015, 2016 and 2017 tax years are open and subject to examination by the taxing authorities. On July 17, 2017, the Company received a notice from the IRS with the amount due totaled of $30,208 in relates to the late filing of the Company's tax returns.  The Company is currently in the progress of communicating with the IRS to appeal to the amount.  As of the date of the report, the result is pending and the management is unable to assess the outcome of the communication.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
 (IN U.S. $)

NOTE 13.   CONCENTRATION OF CREDIT AND BUSINESS RISK (CONTINUED)

Major customers

For the year ended May 31, 2018, 2017 and 2016, one customer of the Company accounted for 13% of revenue, one customer of the Company accounted for 14% of revenue, two customers accounted for 66% of revenue, respectively.  Four customers accounted for 99% as of May 31, 2018 and three customers accounted for 100% accounts receivable  as of May 31, 2017 and 2016.

NOTE 14.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

The condensed financial information of the Company's US parent only balance sheets as of May 31, 2018, and the US parent company only statements of income, and cash flows for the year ended May 31, 2018 are as follows:

Condensed Balance Sheets

ASSETS	May 31, 2018	May 31, 2017

Investment in subsidiaries and VIE	$64,698,260	$56,110,357
Receivable from subsidiary	7,000,000	-

TOTAL ASSETS	$71,698,260	$56,110,357

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Loan from stockholder	$690,369	$564,401
Accrued liabilities	50,000	38,968

Total current liabilities	740,369	603,369

Stockholders' equity:

Common stock, $0.001 par value; 75,000,000 shares authorized; 63,020,871 shares issued and outstanding	66,521	63,021
Additional paid-in capital	41,581,497	34,584,997
Statutory reserve fund	2,595,662	2,437,684
Retained earnings	26,462,203	22,022,689
Other comprehensive income	252,008	(3,601,403)

Total stockholders' equity	70,957,891	55,506,988

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$71,698,260	$56,110,357

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
 (IN U.S. $)

NOTE 14.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
(CONTINUED)

Condensed Statements of Income

	For the Year Ended May 31,
	2018	2017	2016

Revenues:
Share of earnings from investment in subsidiaries and	$8,587,902	$4,659,228	$4,060,606

Operating expenses:
General and administrative	137,000	148,316	123,000

Net income	$8,450,902	$4,510,912	$3,937,606

Condensed Statements of Cash Flows

	For The Year Ended May 31,
	2018	2017	2016

Cash flows from operating activities:
Net income	$8,450,902	$4,510,912	$3,937,606
Adjustments to reconcile net income to net cash provided by (used in) operating activities
(Increase) in receivable from subsidiary	(7,000,000)
Share of earnings from investment in subsidiaries	(8,587,902)	(4,659,228)	(4,060,606)
Increase in accrued liabilities	137,000	148,316	123,000

Net cash from operating activities	(7,000,000)	-	-

Cash flows from financing activities:
Cash received from stock issuance	7,000,000	-	-

Net increase in cash	-	-	-
Cash, beginning of year	-	-	-

Cash, end of year	$-	$-	$-

Noncash financing activities:
Payment of accrued liabilities by shareholder	$125,968	$152,348	$100,438

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016
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

There were no cash transactions in the US parent company during the three months ended May 31, 2018.

Restricted Net Assets

Under PRC laws and regulations, the Company's PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances.  The restricted net assets of the Company's PRC subsidiaries amounted to approximately $57,459,659 as of  May 31, 2018.

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

Item 9A.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of May 31, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees are listed below.

Name	Age	Position	Officer and/or Director Since

Li Yuan	44	Chairman of the Board, Chief Executive Officer and Chief Financial Officer	Chairman and CEO since November 2012; CFO since October 13, 2017

Yi Yuan	54	Director	November 2012

Xiaojun Zhuang	46	Director	November 2012

Mr. Li Yuan has served as our Chairman of the board of directors and Chief Executive Officer since November 2012, founded Jiangsu Xuefeng in December 2007 and served as Chairman and Chief Executive Officer of Jiangsu Xuefeng since then.  From February 1997 to October 2003, Mr. Yuan served as the Department Manager of First Hostel in Suqian City. From October 2003 to 2007, Mr. Yuan devoted himself to the research & development and experiments of environmental protection equipment.  Mr. Yuan acquired his bachelor's degree in international Relations Major from International Relations Faculty of Chinese People's Liberation Army. Mr. Yuan was selected as a director because of his extensive management experience, his background in the industry and his knowledge of the business of the Company.

Mr. Yi Yuan has served as our director from November 2012. From December 2007 until present, he founded Jiangsu Xuefeng and served as the chief engineer. From February 2001 to 2007, Mr. Yuan devoted himself to the R&D and experiments of environmental protection equipment. From August 1991 to February 2001, he served as a department manager at Suqian Urban Comprehensive Development Co, Ltd. From September 1990 to July 1991, he worked as a mechanical engineer at Suqian Garment Factory. From 1987 to August 1990, he acted as a machine maintenance class monitor at Suqian Furniture Factory. Mr. Yuan graduated with a senior high school degree and acquired abundant professional skills from years of working experience. Mr. Yuan was selected as a director because of his extensive management experience, his background in the industry and his knowledge of the business of the Company.

Mr. Xiaojun Zhuang has served as our director from November 2012 and is currently serving as a director of Jiangsu Xuefeng. From 2002 to 2010, Mr. Zhuang founded Ocean S&T Development Co, Ltd, a company focusing on the R&D, manufacture and sale of environmentally friendly coating and building materials, and served as the corporate juridical person. From November 1997 to March 2002, he worked at the government of Sucheng District in Suqian City. From August 1993 to October 1997, he worked at the government of Jingtou town in Suyu District. Mr. Zhuang graduated with a bachelor's degree in business administration. Mr. Zhuang was selected as a director because of his extensive management experience, his background in the industry and his knowledge of the business of the Company.

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

Item 11.   Executive Compensation

Summary Compensation Table

The following table sets forth in U.S. dollars information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered to the Company in all capacities during the noted periods. All the officers were paid by Jiangsu Xuefeng in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the May 31, 2018 conversion rate of RMB 6.4104 to $1.00, while the amounts for the years of 2017 and 2016 are based on the May 31, 2017 conversion rate of RMB 6.8142 to $1.00 and the May 31, 2016 conversion rate of RMB 6.5854 to $1.00, respectively.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)

Li Yuan	2018	$18,720	—	—	—	$4,090		$22,810
Chief Executive Officer	2017	$17,610	—	—	—	$4,133	(1)	$21,743
and Chief Financial Officer 2016		$18,162	—	—	—	$152,544	(2)	$170,706

(1) (2)	Including holiday reimbursement, social security, over-time expenses and year-end bonuses. Annual fee paid for lease of patent rights.

Employment Agreements

The Company does not have any employment agreements with any of its directors or executive officers.

Prior to our reverse acquisition of Inclusion, Jiangsu Xuefeng, our operating affiliate was a private limited liability company organized under the laws of the PRC, and in accordance with PRC regulations, executives compensation shall be determined by the shareholders.  In addition, each employee is required to enter into an employment agreement.  Accordingly, all the employees of Jiangsu Xuefeng, including management, have executed employment agreements with Jiangsu Xuefeng.  The employment agreements with executives establish salary and the criteria to receive bonuses.

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to the executive officers. Other than government severance payments, our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

PRC employment law requires an employee be paid severance payment based on the number of years worked with the employer at the rate of one month's wage for each full year worked.  Any period of more than six months but less than one year shall be counted as one year. The severance payment payable to an employee for any period of less than six months shall be one-half of his monthly wages. The monthly salary mentioned above is defined as the average salary of 12 months before revocation or termination of the employment contract.

We have not provided retirement benefits (other than a state pension plan in which all of our employees in PRC participate) or severance or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

Ms. Yuan Li was issued 7,820,871 shares in January 2017. None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended May 31, 2018.  There is no outstanding award as of May 31, 2018.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Officers and Directors
Li Yuan (3)	33,556,652	50.445%
Yi Yuan	2,526,400	3.798%
Xiaojun Zhuang	0	0%
All directors and executive officers as a group (4 persons)	36,083,052	54.243%
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

(2) Based on 66,520,871 shares of Common Stock issued and outstanding as of August 29, 2018.

(3) Including 10,978,871 shares held directly and 22,577,781 shares held through voting agreements. In April 2013 and January 2016, Mr. Li Yuan entered into written authorization agreements with 19 and 53 shareholders of the Company, respectively, which gave him investing and dispositive power of the shares held by these individuals for a total of 22,577,781 shares as of August 29, 2018.

(4) Mr. Li Yuan has voting control over the shares held by Mr. Yi Yuan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On August 5, 2012, the Company entered into an agreement to lease the patent rights on garbage recycling processing technology from Li Yuan, one of the Company's stockholders.  Under the current terms, the Company is required to pay a fee of $12,123 (RMB80,000) each month for five years from September 2012 to August 2017.  The Company has renewed the agreement to pay the same fee each month for five years from September 2017 to August 2022. The related prepaid patent leasing fees of $87,354, $82,182 and $85,061 are included in prepaid expenses on the consolidated balance sheets as of May 31, 2018, 2017 and 2016, respectively.

The remaining payments for the patent rights are as follows:

Year Ending
May 31,	Amount

2019	$62,396
2020	149,750
2021	149,750
2022	149,750
2023	37,438

Total	$549,084

The Company obtained a demand loan from Li Yuan, a stockholder which is non-interest bearing.  The total loan of approximately $738,085 represents $659,085 of expenses paid by the stockholder and payments of approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. The balance is reflected as loan from stockholder as of May 31, 2018, 2017 and 2016.

On June 25, 2013, Linyi Xuefeng and the shareholder, Mr. Li Yuan, entered into a loan agreement pursuant to which Mr. Li Yuan provides a loan facility to the Linyi Xuefeng, which are non-interest bearing and expiring on June 30, 2017. The maximum amount of the loan is RMB200,000,000 ($29,350,600). Any borrowings in excess of this amount may be negotiated between the parties.  On December 17, 2015, a resolution of the board was signed by Mr. Li Yuan, who is the sole shareholder of Linyi Xuefeng, surrendered another loan to the Linyi Xuefeng of RMB140,000,000 (approximately $20,545,00) and treated as a capital contribution to the Linyi Xuefeng.  The loans outstanding were $10,154,453, $16,890,803 and $8,300,910 as of May 31, 2018, 2017 and 2016, respectively.

Linyi Xuefeng also signed a series of agreements with Jiangsu Liding Machinery Manufacturing Co., Ltd ("Jiangsu Liding") for the construction of the garbage recycling processing plant and production facilities purchase. The shareholder of the Company, Mr. Li Yuan, is also the shareholder of Jiangsu Liding. Total purchase amount $7,714,280 from Jiangsu Liding was fully delivered in December 2015, and included in the fixed assets of the accompanying consolidated balance sheet as of May 31, 2017 and 2016. In 2017, and the total purchase amount $8,599,726 from Jiangsu Liding, and advanced payment of $6,879,781 was included in prepaid expenses of the accompanying consolidated balance sheet as of May 31, 2017. In 2018, and the total purchase in 2017 was fully delivered in July, 2017 and included in the fixed assets of the accompanying consolidated balance sheet as of May 31, 2018.

Director Independence

We currently do not have any independent directors, as the term "independent" is defined by the rules of the Nasdaq Marketplace Rules.

Item 14.  Principal Accounting Fees and Services

Audit Fees

For the Company's fiscal years ended May 31, 2018 and 2017, we were billed approximately $95,000 and $95,000 for professional services rendered for the audit and review of our financial statements by Wei, Wei & Co., LLP.

Audit Related Fees

There were no fees for audit related services for the years ended May 31, 2018 and 2017.

Tax Fees

For the Company's fiscal years ended May 31, 2018 and 2017, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended May 31, 2018 and 2017.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent registered public accounting firm. For the years ended May 31, 2018 and 2017, the respective engagement letters for each year were preapproved by the Board of Directors.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

a) The following documents are filed as part of this report:

(1)	Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages 26 through 46 of this report.

(2)	Financial Statement Schedule: None.

(3)	Exhibits:

Exhibit #	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the S-1 Registration Statement filed with the SEC on July 12, 2011).

3.2	By-Laws (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 11, 2017).

3.3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2012).

10.1	Exclusive Technical Service and Business Consulting Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.2	Call Option Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.3	Proxy Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.4	Share Pledge Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2012, as amended).

10.5	Subscription Agreement dated March 19, 2013 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 21, 2013).

31.1	Certification of the Chief Executive Officer and Chief Financial Officerpursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

China Xuefeng Environmental Engineering Inc.

Date: August 29, 2018	/s/ Li Yuan
Li Yuan
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Li Yuan	Chief Executive Officer and	August 29, 2018
Li Yuan	Chairman of the Board of Directors
(Pricipal Executive Officer)

/s/ Yi Yuan	Director	August 29, 2018
Yi Yuan

/s/ Xiaojun Zhuang	Director	August 29, 2018
Xiaojun Zhuang