Form 10-Q
period 2018-08-31
China Xuefeng Environmental Engineering Inc.
filed 2018-10-19
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2018
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

As of October 10, 2018, there were 66,520,871 outstanding shares of common stock of the registrant, par value $0.001 per share.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (IN U.S. $)

	August 31,	May 31,
ASSETS	2018	2018
	(Unaudited)
Current assets:
Cash	$19,977,874	$17,559,007
Accounts receivable	1,420,125	2,607,798
Inventory	20,422	37,669
Prepaid Expenses	489,484	137,632
Prepaid VAT	3,958,335	4,615,812

Total current assets	25,866,240	24,957,918

Noncurrent assets:
Fixed assets, net	31,047,189	33,729,725
Lease equipment, net	25,009,946	27,167,719
Prepaid lease	5,427,770	5,816,243
Deferred income tax assets	815,907	823,949

Total noncurrent assets	62,300,812	67,537,636

TOTAL ASSETS	$88,167,052	$92,495,554

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(CONTINUED)
 (IN U.S. $)

	August 31,	May 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2018	2018
	(Unaudited)
Current liabilities:
Accounts payable	$84,188	$1,049,776
Deferred revenues	4,606,091	3,995,944
Taxes payable	462,210	489,349
Loan from stockholder	10,286,018	10,892,539
Accrued liabilities	108,054	118,375

Total current liabilities	15,546,561	16,545,983

Security deposits payable	4,684,160	4,991,680

TOTAL LIABILITIES	20,230,721	21,537,663

Stockholders' equity:
Common stock, $0.001 par value per share, 75,000,000 shares authorized; 66,520,871 shares issued and outstanding as of August 31 and May 31, 2018	66,521	66,521
Additional paid-in capital	41,581,497	41,581,497
Statutory reserve fund	2,595,662	2,595,662
Retained earnings	27,880,157	26,462,203
Other comprehensive (loss) income	(4,187,506)	252,008

Total stockholders' equity	67,936,331	70,957,891

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,167,052	$92,495,554

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
(IN U.S. $)

	Three Months Ended August 31,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue:
Sales	$2,772,585	$1,332,936
Lease income	1,034,464	886,092

Total revenue	3,807,049	2,219,028

Cost of goods sold:
Cost of sales	1,170,680	140,448
Depreciation expense - leased equipment	496,027	428,791

Total cost of goods sold	1,666,707	569,239

Gross profit	2,140,342	1,649,789

Operating expenses:
Selling and marketing	295,607	176,906
General and administrative	289,775	240,661

Total operating expenses	585,382	417,567

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
(IN U.S. $)

	Three Months Ended August 31,
	2018	2017
	(Unaudited)	(Unaudited)

Income from operations	$1,554,960	$1,232,222
Interest income	25,943	82,687
Government subsidy	224,996	222,156

Income before provision for income taxes	1,805,899	1,537,065
Provision for income taxes	387,945	318,567

Net income	1,417,954	1,218,498

Earnings per common share, basic and diluted	$0.02	$0.02

Weighted average shares outstanding, basic and diluted	66,520,871	63,020,871

Comprehensive Income:
Net Income	$1,417,954	$1,218,498
Foreign currency translation adjustment	(4,439,514)	1,910,583

Comprehensive (loss) income	$(3,021,560)	$3,129,081

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2018
 (IN U.S. $) (UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, May 31, 2018	$66,521	$41,581,497	$26,462,203	$2,595,662	$252,008	$70,957,891

Net income	-	-	1,417,954	-	-	1,417,954

Foreign currency translation adjustment	-	-	-	-	(4,439,514)	(4,439,514)

Balance, August 31, 2018	$66,521	$41,581,497	$27,880,157	$2,595,662	$(4,187,506)	$67,936,331

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
 (IN U.S. $) (UNAUDITED)

	For Three Months Ended August 31,
	2018	2017

Cash flows from operating activities:
Net income	$1,417,954	$1,218,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,115,533	455,497
Amortization for the land	30,899	30,509
(Increase) in deferred income tax assets	(43,775)	(312,731)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,157,182	1,049,991
Decrease in inventory	15,295	-
Decrease in prepaid VAT	382,332	150,636
(Increase) in prepaid expenses	(369,173)	(4,164,190)
(Decrease) increase in accounts payable and accrued liabilities	(926,286)	345,580
Increase in deferred revenue	877,484	814,572
Increase (decrease) in taxes payable	3,076	(174,966)

Net cash provided by (used in) operating activities	3,660,521	(586,604)

Cash flows from financing activities:
Loan received from shareholder	30,400	20,000
Increase in security deposit payable	-	710,899

Net cash provided by financing activities	30,400	730,899

Effect of exchange rate changes on cash	(1,272,054)	13,420

Net increase in cash	2,418,867	157,715
Cash, beginning of year	17,559,007	10,343,963

Cash, end of year	$19,977,874	$10,501,678

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
 (IN U.S. $) (UNAUDITED)

	For Three Months Ended
	August 31,
	2018	2017

Supplemental disclosure of cash flow information

Income taxes paid	$428,644	$535,904

Land appreciation tax paid	$1,500	$1,481
Supplemental disclosure of non-cash activities

Property, equipment, equipment and construction in progress accrued	$-	$9,020,787

Payment of accrued liabilities by shareholder	$30,400	$20,000

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
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
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

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

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth as follows:

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The unaudited interim consolidated financial statements of the Company as of August 31, 2018 and for the three months ended August 31, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Form 10-K filed with the SEC. The results of operations for the three months ended August 31, 2018 are not necessarily indicative of the results to be expected for future three months or for the year ending May 31, 2019.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

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

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars ("US Dollar" or "U.S. $" or "$").

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

FOREIGN CURRENCY TRANSLATION

Almost all Company assets are located in the PRC.  The functional currency for the majority of the Company's operations is the Renminbi ("RMB").  The Company uses the United States dollar ("US Dollar" or "U.S. $" or "$") for financial reporting purposes.  The financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, "Foreign Currency Matters."

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	August 31, 2018	May 31, 2018	August 31, 2017

Balance sheet items, except for stockholders' equity, as of periods end	0.1464	0.1560	0.1517

Amounts included in the statements of income, statements of changes in stockholders' equity and statements of cash flows	0.1500	0.1532	0.1481

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION (CONTINUED)

For the three months ended August 31, 2018 and 2017, foreign currency translation adjustments of $(4,439,514) and $1,910,583, respectively, have been reported as other comprehensive (loss) income.  Other comprehensive (loss) income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, "Exceptions to Comprehensive Recognition of Deferred Income Taxes," the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
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

Sales-Type Leases

The Company entered into three sales-type lease arrangements during the three months ended August 31, 2015, with two customers for financing of their purchase of garbage processing equipment. The arrangements with the customers have a fixed term of three years.  Revenue from the sale of the equipment is recognized at the inception of the lease.  The payments have been present valued with an annual interest rate of 5.25%.  In connection with these arrangements, the Company recognized no revenue for the three months ended August 31, 2018 and 2017.  Future minimum collections for the year ending May 31 are as follows:

Year Ending
May 31,	Amount

2019	$366,025

$366,025

Operating Leases

The Company entered into multiplelease arrangements with customers for garbage processing equipment. The arrangements with a fixed term of five years with payments due quarterly with deposit payments equivalent to one year leasing fee. Revenue from the leasing of the equipment is recognized monthly. At the end of each of the five year lease terms, it will be determined whether the lease will be extended, leased to a new customer or returned to the Company. Future minimum payments for the years ending May 31 are as follows:

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Operating Leases (Continued)

Year Ending
May 31,	Amount

2019	$3,599,936
2020	4,799,915
2021	3,789,933
2022	1,619,971
2023	249,996

$14,059,751

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
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
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of August 31, 2018 and May 31, 2018, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, accounts receivable, prepaid VAT, accounts payable and accrued expenses, and deferred revenue approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of August 31, 2018 and May 31, 2018, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.  On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company hasn't determined the reasonable estimate in connection with the transition tax on the mandatory deemed repatriation of foreign earnings at December 31, 2017.  Additional work is necessary to do a more detailed analysis of the Act as well as potential correlative adjustments.  Any subsequent adjustment to these amounts will be recorded to current tax expense in fiscal 2019 when the analysis is complete.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
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

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  For the three months ended August 31, 2018 and 2017, advertising expense was $134,998 and $133,294 respectively.

STATUTORY RESERVE FUND

Pursuant to corporate law in the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company's registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  For the three months ended August 31, 2018 and 2017, a statutory reserve of $0 and $109,670, respectively, was required to be allocated by the Company.

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

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company believes that the adoption of this ASU will not have a material impact on its financial statements.

In September 2017, the FASB issued ASU 2017-13, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). The main objective of this pronouncement is to clarify the effective date of the adoption of ASC Topic 606 and ASC Topic 842 and the definition of public business entity as stipulated in ASU 2014-09 and ASU 2016-02. ASU 2014-09 provides that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. ASU 2016-12 requires that "a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020". ASU 2017-13 clarifies that the SEC would not object to certain public business entities electing to use the non-public business entities effective dates for applying ASC 606 and ASC 842. ASU 2017-13, however, limits such election to certain public business entities that "otherwise would not meet the definition of a public business entity except for a requirement to include or inclusion of its financial statements or financial information in another entity's filings with the SEC". The Company expects that the adoption of this ASU will not have a material impact on its financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company expects that the adoption of this ASU will not have a material impact on its financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

NOTE 3.   RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification ("ASC") 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects that the adoption of this ASU will not have a material impact on its financial statements.

The Company believes that other recent accounting pronouncement updates will not have a material effect on the Company's consolidated financial statements.

NOTE 4.   FIXED ASSETS

Fixed assets are summarized as follows:

	August 31, 2018	May 31, 2018
	(Unaudited)

Computers and equipment	$85,195	$90,789
Vehicles	84,790	90,356
Production facilities	17,203,354	18,332,771
Furniture and fixtures	112,834	120,242
Building and improvement	15,443,090	16,456,945

	32,929,263	35,091,103
Less: accumulated depreciation	(1,882,074)	(1,361,378)

	$31,047,189	$33,729,725

For the three months ended August 31, 2018 and 2017, depreciation expense was $619,506 and $26,706 respectively.

Building and improvements and production facilities include approximately $33 million relating to construction of the garbage recycling processing plant and production facilities purchase (see note 1).

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

NOTE 5.   LEASE EQUIPMENT

Lease equipment is summarized as follows:

	August 31, 2018	May 31, 2018
	(Unaudited)

Leasing equipment	$29,043,876	$30,950,637
Less: accumulated depreciation	(4,033,930)	(3,782,918)

	$25,009,946	$27,167,719

For the three months ended August 31, 2018 and 2017, depreciation expense was $496,027 and $428,791 respectively.

Before leasing the equipment to their client, the Company will upgrade the equipment to meet the client's requirement. The Company records the equipment as equipment construction in process before it finishes the upgrading process. As of August 31, 2018, no equipment construction in process was included in lease equipment.

NOTE 6.   INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.  In the PRC, the Company files tax returns for Jiangsu Xuefeng.

The provision for income taxes consists of the following for the three months ended August 31, 2018 and 2017:

	For the Three Months Ended August 31,
	2018	2017
	(Unaudited)	(Unaudited)

Current	$374,836	$411,679
Deferred	13,109	(93,112)

Total	$387,945	$318,567

As of August 31, 2018, the Company had unused operating loss carry-forwards of approximately $3,263,628 expiring in various years through 2023.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

NOTE 6.   INCOME TAXES (CONTINUED)

The expected tax rate for income in the PRC is 25%.  The following table reconciles the effective income tax rates with the statutory rates for the three months ended August 31:

	2018	2017

Statutory rate	25%	25%
Government subsidy	4%	4%

Effective income tax rate	21%	21%

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

NOTE 7.   RELATED PARTY TRANSACTIONS

The Company is currently leasing the patent rights on garbage recycling processing technology from Li Yuan, one of the Company's stockholders under an agreement expiring Aug 2022.  The Company is required to pay a fee of $12,000 (RMB80,000) each month during the agreement term.  The related prepaid patent leasing fees of $46,842 and $87,354 are included in prepaid expenses on the consolidated balance sheets as of August 31, 2018 and May 31, 2018, respectively.

The remaining payments for the patent rights are as follows:

Year Ending
May 31,	Amount

2019	$105,394
2020	140,525
2021	140,525
2022	140,525
2023	35,131

Total	$562,100

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

NOTE 7.   RELATED PARTY TRANSACTIONS (CONTINUED)

The Company obtained a demand loan from Li Yuan, a stockholder which is non-interest bearing.  The total loan of approximately $757,145 represents $678,145 of expenses paid by the stockholder and payments of approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. The balance is reflected as loan from stockholder as of August 31, 2018.

On June 25, 2013, Linyi Xuefeng and the shareholder, Mr. Li Yuan, entered into a loan agreement pursuant to which Mr. Li Yuan provides a loan facility to the Linyi Xuefeng, which are non-interest bearing with the maximum amount of the loan is RMB200,000,000 ($29,350,600).  Any borrowings in excess of this amount may be negotiated between the parties.  On December 17, 2015, a resolution of the board was signed by Mr. Li Yuan, who is the sole shareholder of Linyi Xuefeng, surrendered another loan to the Linyi Xuefeng of RMB140,000,000 (approximately $20,545,00) and treated as a capital contribution to the Linyi Xuefeng.  The loans outstanding were  $9,528,873 and $10,154,453 as of August 31, 2018 and May 31, 2018, respectively.

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

The amortization for the land use right for the three months ended August 31, 2018 and 2017 was $30,899  and $30,509 respectively.

NOTE 9.   SECURITY DEPOSIT PAYABLE

The company leased out highly efficient waste disposal equipment to customers and received a one year leasing fee as a deposit. The security deposit payable was $4,684,160 and $4,991,680 as of August 31, 2018 and May 31, 2018, respectively.

NOTE 10.   LEASES

The Company leases office space from an unrelated third party, which commenced on April 1, 2016 and expires on March 31, 2019.  The lease requires the Company to prepay the semi-annual rental of $3,600  (RMB24,000). The lease provides for renewal options.

The Company also leases office space for Linyi Xuefeng under a three-year operating lease from an unrelated third party, which expired on May 31, 2016 and the lease was renewed until May 31, 2019. The lease required the Company to prepay the semi-annual rental.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

NOTE 10.   LEASES (CONTINUED)

Rent expense for the three months ended August 31, 2018 and 2017 was $3,690, and $3,643, respectively.

Future minimum payments for the years ending May 31 are as follows:

Year Ending
May 31,	Amount

2019	$10,140

$10,140

NOTE 11.   CONTINGENCIES

On July 17, 2017, the Company received a notice from the Internal Revenue Service (the "IRS") with the amount due of $30,208 relatives to the late filing of the Company's tax returns.  The Company is currently communicating with the IRS to appeal to the amount.  As of the date of the report, the result is pending and the management is unable to assess the outcome of the communication.  As disclosed in Note 6, the 2015, 2016 and 2017 tax years are open and subject to examination by the taxing authorities.

The Company hasn't determined the reasonable estimate in connection with the transition tax on the mandatory deemed repatriation of foreign earnings at December 31, 2017. Additional work is necessary to do a more detailed analysis of the Act as well as potential correlative adjustments.  Any subsequent adjustment to these amounts will be recorded to current tax expense in fiscal 2018 when the analysis is complete.

Yuan Li, the Chief Executive Officer of the Company, has been named in a lawsuit by an unrelated third party (the "Plaintiff") regarding a disputed loan plus interest due to the Plaintiff.   The filing also alleges that the Company's two operating entities, Jiangsu Xuefeng and Linyi Xuefeng, are guarantors of the loan.  The district court in China originally decided in favor of the plaintiff but the decision was subsequently overturned by the High Court of Jiangsu Province.  The court's decision is currently under appeal.  The Company has denied that it is a guarantor of the loan and believes that it does not have any liability to the Plaintiff.

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

NOTE 13.   CONCENTRATION OF CREDIT AND BUSINESS RISK

Cash and cash equivalents

Substantially all of the Company's bank accounts are in banks located in the PRC and are covered by protection similar to that provided by the Federal Deposit Insurance Corporation ("FDIC") on funds held in United States banks.  The Insurance covers amount upto RMB500,000 (approximately U.S. $73,200 for all depository accounts at each bank.  The amount in excess of insured limits at August 31, 2018 was approximately $19,539,000.

Major customers

For the three months ended August 31, 2018 and 2017, three customers of the Company accounted for 45% of revenue and one customer of the Company accounted for 17% of revenue, respectively.  Four customers accounted for 99% of accounts receivable as of August 31, 2018 and May 31, 2018.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this Form 10-Q. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

We are in the business of providing equipment and upgrade services to optimize garbage-recycling processes. We sell and lease comprehensive and environmental-friendly garbage recycling equipment. We also utilize our licensed patented technology of "comprehensive and harmless garbage-processing equipment" to upgrade software systems and reconstruct hardware for our clients and therefore expand the sorting scope and capacity of our clients' garbage recycling equipment. We also have manufactured, sold and leased garbage-processing equipment commencing since fiscal year ended May 31, 2016. We operate one cycling facilities that processes garbage and generates manufactured products for sale since the fiscal year ended May 31, 2018. We conduct our operations through our wholly-owned subsidiaries Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. ("Jiangsu Xuefeng") and Linyi County Renewable Resources Utilization Co., Ltd. ("Linyi Xuefeng").

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

Acquisition of Linyi Xuefeng

On August 4, 2016, we entered into an agreement with Mr. Li Yuan, the sole shareholder of Linyi County Xuefeng Renewable Resources Utilization Technology Co., Ltd ("Linyi Xuefeng"), to purchase his 100% ownership of Linyi Xuefeng. Mr. Li Yuan is the Chief Executive Officer and main shareholder of the Company. The purchase price wasdetermined by the audited net assets of Linyi Xuefeng as of May 31, 2016, with payment of RMB10, 000,000 in cash and the rest to be paid in common shares of China Xuefeng depending on the 75% closing price of the last trading day. On October 7, 2016, a supplementary agreement was entered between both parties to finalize the purchase and cost based upon the audited net asset value $23,462,612 on May 31, 2016. The transfer price is $3 per share and 7,820,871 shares in total to Mr. Li Yuan without cash consideration. Linyi Xuefeng is primarily engaged in garbage recycling processing. Upon acquisition, Linyi Xuefeng became a wholly-owned subsidiary. The acquisition was accounted for as a business combination.

Results of Operations

Results of Operations for the Three Months Ended August 31, 2018 and 2017

The following table sets forth in U.S. dollars, key components of our unaudited results of operations for the three months ended August 31, 2018 and 2017 and the percentage change between these comparable periods.

	For the Three Months Ended August 31,
	2018	2017	Percentage
	(U.S. $)	(U.S. $)	Change

Revenue	$3,807,049	$2,219,028	72%
Cost of revenue	(1,666,707)	(569,239)	193%
Gross profit	2,140,342	1,649,789	30%
Selling expenses	295,607	176,906	67%
General and administrative expenses	289,775	240,661	20%
Total operating expenses	585,382	417,567	40%
Operating income	1,554,960	1,232,222	26%
Non-operating income	250,939	304,843	(18%)
Income before provision for income taxes	1,805,899	1,537,065	17%
Provision for income taxes	387,945	318,567	22%
Net income	1,417,954	1,218,498	16%
Noncontrolling interests	-	-	0%
Net income attributable to common stockholders	$1,417,954	$1,218,498	16%

Revenue

We generated $3,807,049 in revenue for the three months ended August 31, 2018, as compared to $2,219,028 for the three months ended August 31, 2017. Our revenue for the three months ended August 31, 2018 increased by $1,588,021 or 72% compared to the revenue for the three months ended August 31, 2017, primarily resulting from the operations of Linyi Xuefeng recycling plant. The following table shows the details of our revenue in the three months ended August 31, 2018 and 2017.

	Three Months Ended August 31,
	2018	2017	Percentage
	(U.S. $)	(U.S. $)	Change

Patent Leasing	1,417,475	1,332,936	6%
Operating lease	1,034,464	886,092	17%
Sales of garbage related products	1,355,110	-	100%
Total	$3,807,049	$2,219,028	72%

Patent Licensing

During the three months ended August 31, 2018, we generated revenue of $1,417,475 from licensing our patent to 21 unrelated customers. During the three months ended August 31, 2017, we generated revenue of $1,332,936 from licensing our patent to 20 unrelated customers. As all these customers became licensees before June 1, 2017 and 2016, respectively, patent licensing revenue was recognized for the entire three months for these customers during the related periods.

Operating leases

During the year ended May 31, 2017, we had six operating leases for a 300-ton and five 500-ton garbage processing system. The lease period is 5 years with annual lease payments of $612,604 and $3,675,625 (for the total five 500-ton garbage processing system), respectively, before VAT. The 300-ton garbage processing system was delivered and tested in the beginning of November 2015. The two 500-ton garbage processing systems were delivered and tested in the beginning of January 2016. Another two 500-ton garbage processing system was delivered and tested in the end of April 2016 and December 2016, respectively. We also delivered and tested one 500-ton garbage processing system in the end of March 2017. These leases are being accounted for as operating leases because they have no renewal or purchase option. At the end of the five years, either a new lease will be negotiated or the equipment will be returned. For the year ended May 31, 2017, we generated operating lease revenue of $2,667,783 from the six leases. During the year ended May 31, 2018, we have one new operating lease for a 500-ton garbage processing system. The lease period is still 5 years with annual lease payments of $612,604, before VAT. The 500-ton garbage processing system was delivered and tested on October 17, 2017. During the year ended May 31, 2018, we generated operating lease revenue of $3,973,691 from the seven leases. During the three months ended August 31, 2018 and 2017, we generated operating lease revenue of $1,034,464 and $886,092, respectively.

Sales of garbage related products

During the year ended May 31, 2018, we started to process and sell garbage related products, such as organic manure, hollow brick, wood plastic tray and ferrous metal. During the three months ended August 31, 2018, we generated revenue of $1,355,110 from selling garbage related products. During the three months ended August 31, 2017, we did not have such type of revenue.

Cost of Goods Sold

Our cost of goods sold increased to $1,666,707 for the three months ended August 31, 2018 from $569,239 for the three months ended August 31, 2017, which represented an increase of 193%. It is primarily because the cost of leasing equipment increased and the new revenue stream was introduced which has a lower gross margin. For the improvement and upgrading service and patent licensing revenue, the cost primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses. For the operating lease revenue, the depreciation of the garbage processing equipment is the main cost which also included in the cost of revenue. For the sales of garbage related products, we purchased raw material for the manufacturing and so the costs were increased. For the three months ended August 31, 2018, the cost of garbage related products was $1,035,097. It is the primary cost included in cost of goods sold for the three months ended August 31, 2018.

Gross Profit

Our gross profit increased to $2,140,342 for the three months ended August 31, 2018 from $1,649,789 for the three months ended August 31, 2017. Our gross profit ratio for the three months ended August 31, 2018 and 2017 was 56% and 74%, respectively. For the three months ended August 31, 2017, our business stream has resulted in a high gross margin because we have no cost of products sold. Our cost of goods sold is almost entirely direct labor and patent licensing fees, depreciation of leased equipment and other operating expenses. Since we started to sell garbage related products during the year ended May 31, 2018, we incurred an increased amount of cost of goods sold. As a result, we expect that gross profit margin to continue to decrease in the following periods.

Selling and Marketing Expenses

Our selling and marketing expenses increased to $295,607 for the three months ended August 31, 2018 from $176,906 for the three months ended August 31, 2017 which represented an increase of 67%. Our selling and marketing expenses were primarily comprised of sales employees' salaries, advertising expenses, training expenses and travelling expenses. The primary reason why selling and marketing expenses increased significantly is because of the acquisition of Linyi Xuefeng and Linyi Xuefeng incurred a significant amount of selling and marketing expenses due to its start of operations.

General and Administrative Expenses

Our general and administrative expenses increased to $289,775 for the three months ended August 31, 2018 from $240,661 for the three months ended August 31, 2017 which represented an increase of 20%. Our general and administrative expenses were primarily comprised of employees' salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees. The primary reason for such an increase in General and Administrative expenses is the acquisition of Linyi Xuefeng.

Non-Operating Income

Despite our large cash balances, the interest income generated for the three months ended August 31, 2018 and 2017 was nominal for principally two reasons: 1) extremely low bank's current deposit interest rate and 2) minimal fluctuation of the annual interest rates within a 0.30% range; The interest income reported is net after deducting bank service charges.  For the three months ended August 31, 2018 and 2017, our interest income also includes interest of $19,627 and $75,504, respectively, earned on the sales type leases. Our non-operating income also included a government subsidy. Our wholly owned subsidiary, Linyi Xuefeng, received a government subsidy of approximate $900,000 (RMB 6,000,000) annually. For the three months ended August 31, 2018 and 2017, the income related to the government subsidy was $224,996 and $222,156, respectively.

Provision for Income Taxes

The Company's two operating entities, Jiangsu Xuefeng and Linyi Xuefeng, and its Chief Executive Officer and main shareholder, Yuan Li, (collectively the "Defendants"), have been named in a court filing by an unrelated third party (the "Plaintiff").  The filing alleges that the Defendants borrowed approximately RMB45,000,000 (estimated USD$6,588,000) from the Plaintiff and is demanding that the balance including interest be repaid immediately.  The Defendants have denied owing any amount to the Plaintiff in its appeal to the court.  The Company believes that the litigation is at an early stage and the ultimate liability, if any, cannot be presently determined.

Net Income

Our net income attributable to the common stockholders of the Company for the three months ended August 31, 2018 and 2017 was $1,417,954 and $1,218,498, respectively, representing $0.02 per share and $0.02 per share, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Equity transactions are recorded at their historical amounts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency is included in the results of operations as incurred. For the three months ended August 31, 2018 and 2017, a foreign currency gain (loss) of $(4,439,514) and $1,910,583, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. The foreign currency gain was mainly due to the revaluation of the Chinese currency since May 2018.

Liquidity and Capital Resources

As of August 31, 2018, we had cash and cash equivalents of $19,977,874, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from accumulated operations and issuance of stock of $7,009,000.

To date, we have financed our operations primarily through cash flows from operations. We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Operating activities

Net cash provided in operating activities was $3,660,521 for the three months ended August 31, 2018, as compared with the net cash used by operating activities of $586,604 for the three months ended August 31, 2017. For the three months ended August 31, 2018, the decrease in the accounts receivable of $1,157,182, depreciation expenses of $1,115,533, decrease in prepaid VAT of $382,332, decrease in accounts payable and accrued liability of $926,286, increase in prepaid expenses of $369,173 primarily caused the difference between the net cash provided by operating activities and the net income.  For the three months ended August 31, 2017, the decrease in the accounts receivable of $1,049,991, prepaid VAT of $150,636, depreciation expenses of $455,497, increase in deferred revenue of $814,572, increased in accrued liability of $345,580, increase in deferred income tax assets of $312,731 and increase in prepaid expenses of $4,164,190 mainly caused the difference between the net cash provided by operating activities and the net income.

Investing activities

There were no investing activities in the three months ended August 31, 2018 and 2017, respectively.

Financing activities

For the three months ended August 31, 2018, we received a loan of $30,400 from a shareholder for the U.S listing expenses payment. For the three months ended August 31, 2017, we received security deposit payable of $710,899 for the leased equipment and loan of $20,000 from our shareholder.

Effect of Exchange Rate on Cash

The positive (negative) effect of the exchange rate on cash of $(1,272,054) and $13,420 was principally due to the revaluation (devaluation) by the PRC government of their currency for the years ended May 31, 2018 and 2017, respectively. There could be further negative adjustments should the PRC government or the exchange markets further devalue the Chinese currency.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2018.

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

Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of August 31, 2018 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of August 31, 2018.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2018, the Company determined that there were control deficiencies that constituted the following material weaknesses:

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as disclosed below, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Yuan Li, the Chief Executive Officer of the Company, has been named in a lawsuit by an unrelated third party (the "Plaintiff") regarding a disputed loan plus interest due to the Plaintiff.   The filing also alleges that the Company's two operating entities, Jiangsu Xuefeng and Linyi Xuefeng, are guarantors of the loan.  The district court in China originally decided in favor of the plaintiff but the decision was subsequently overturned by the High Court of Jiangsu Province on September 5, 2018.  The court's decision is currently under appeal.  The Company has denied that it is a guarantor of the loan and believes that it does not have any liability to the Plaintiff.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company's equity securities during the three months ended August 31, 2018, that were not otherwise disclosed in a Current Report on Form 8-K.

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

China Xuefeng Environmental Engineering Inc.

Date: October 19, 2018	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer and Chief Financial Officer Principal Executive Officer and Principal Accounting Officer