Form 10-Q
period 2018-11-30
China Xuefeng Environmental Engineering Inc.
filed 2019-01-17
CIK 1518487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2018
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

As of January 14, 2019, there were 66,520,871 outstanding shares of common stock of the registrant, par value $0.001 per share.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC.

FORM 10-Q

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (IN U.S. $)

	November 30,	May 31,
ASSETS	2018	2018
	(Unaudited)
Current assets:
Cash	$22,779,456	$17,559,007
Accounts receivable	1,037,182	2,607,798
Inventory	22,620	37,669
Prepaid Expenses	316,551	137,632
Prepaid VAT	3,503,376	4,615,812

Total current assets	27,659,185	24,957,918

Noncurrent assets:
Fixed assets, net	29,886,541	33,729,725
Lease equipment, net	24,076,905	27,167,719
Prepaid lease	5,298,806	5,816,243
Deferred income tax assets	777,374	823,949

Total noncurrent assets	60,039,626	67,537,636

TOTAL ASSETS	$87,698,811	$92,495,554

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
 (IN U.S. $)

	November 30	May 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2018	2018
	(Unaudited)
Current liabilities:
Accounts payable	$84,853	$1,049,776
Deferred revenues	4,241,555	3,995,944
Taxes payable	412,568	489,349
Loan from stockholder	10,106,909	10,892,539
Accrued liabilities	149,816	118,375

Total current liabilities	14,995,701	16,545,983

Security deposits payable	4,598,411	4,991,680

TOTAL LIABILITIES	19,594,112	21,537,663

Stockholders' equity:
Common stock, $0.001 par value per share, 75,000,000 shares authorized; 66,520,871 shares issued and outstanding as of November 30, 2018 and May 31, 2018	66,521	66,521
Additional paid-in capital	41,581,497	41,581,497
Statutory reserve fund	2,595,662	2,595,662
Retained earnings	29,315,915	26,462,203
Other comprehensive (loss) income	(5,454,896)	252,008

Total stockholders' equity	68,104,699	70,957,891

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$87,698,811	$92,495,554

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
(UNAUDITED) (IN U.S. $)

	Three Months Ended, November 30,		Six Months Ended, November 30,
	2018	2017	2018	2017

Revenue:
Sales	$2,781,860	$1,811,796	$5,554,445	$3,144,732
Lease income	999,127	948,442	2,033,590	1,834,534

Total revenue	3,780,987	2,760,238	7,588,035	4,979,266

Cost of goods sold:
Cost of sales	1,136,888	126,987	2,307,568	267,435
Depreciation expense - leased equipment	479,082	458,868	975,109	887,659

Total cost of goods sold	1,615,970	585,855	3,282,677	1,155,094

Gross profit	2,165,017	2,174,383	4,305,358	3,824,172

Operating expenses:
Selling and marketing	278,968	252,662	574,575	429,568
General and administrative	280,714	281,625	570,489	522,286
R&D Expense	-	374,841		374,841

Total operating expenses	559,682	909,128	1,145,064	1,326,695

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
(UNAUDITED) (IN U.S. $)

	Three Months Ended, November 30,		Six Months Ended, November 30,
	2018	2017	2018	2017

Income from operations	1,605,335	1,265,255	3,160,294	2,497,477
Interest income	13,680	69,560	39,623	152,247
Government subsidy	217,310	227,093	442,306	449,248

Income before provision for income taxes	1,836,325	1,561,908	3,642,223	3,098,972
Provision for income taxes	400,566	296,280	788,511	614,847

Net income	1,435,759	1,265,628	2,853,712	2,484,125

Earnings per common share, basic and diluted	$0.02	$0.02	$0.04	$0.04

Weighted average shares outstanding, basic and diluted	66,520,871	64,187,538	66,520,871	63,604,204

Comprehensive Income:
Net Income	$1,435,759	$1,265,628	$2,853,712	$2,484,125
Foreign currency translation adjustment	(1,267,390)	(162,023)	(5,706,904)	1,748,560

Comprehensive income (loss)	$168,369	$1,103,605	$(2,853,192)	$4,232,685

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED AUGUST 31, 2018 AND 2017
 (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Other Comprehensive Income	Total

Balance, May 31, 2017	$63,021	$34,584,997	$22,022,689	$2,437,684	$(3,601,403)	$55,506,988
Net income	-	-	4,597,492	-	-	4,597,492
Issue Common Stock	3,500	6,996,500				7,000,000
Appropriation to statutory reserve			(157,978)	157,978
Foreign currency translation adjustment	-	-	-	-	3,853,411	3,853,411

Balance, May 31, 2018	$66,521	$41,581,497	$26,462,203	$2,595,662	$252,008	$70,957,891
Net income	-	-	2,853,712	-	-	2,853,712
Foreign currency translation adjustment	-	-	-	-	(5,706,904)	(5,706,904)

Balance, November 30, 2018	$66,521	$41,581,497	$29,315,915	$2,595,662	$(5,454,896)	$68,104,699

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

	For the Six Months Ended November 30,
	2018	2017
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$2,853,712	$2,484,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,191,719	941,370
Amortization for the land	60,743	61,697
(Increase) in deferred income tax assets	(18,817)	(272,103)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,668,154	2,137,244
Decrease (increase) in inventory	12,396	(28,752)
Decrease (increase) in prepaid VAT	768,242	(312,117)
(Increase) in prepaid expenses	(194,615)	(4,214,041)
(Decrease) increase in accounts payable and accrued liabilities	(908,867)	4,060,305
Increase in deferred revenue	574,998	648,913
(Decrease) in taxes payable	(39,226)	(49,759)

Net cash provided by operating activities	6,968,439	5,456,882

Cash flows from investing activities:
Purchase of fixed assets	-	(5,930)
Cash paid for stock issuance costs	-	(141,975)
Purchase of items of leasing equipment	-	(3,699,121)

Net cash (used in) investing activities	-	(3,847,026)

Cash flows from financing activities:
Cash received from stock issuance	-	7,000,000
Increase in security deposit payable	-	718,796
Loan from shareholders	28,890	-

Net cash provided by financing activities	28,890	7,718,796

Effect of exchange rate changes on cash	(1,776,880)	(226,980)
See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

	For the Six Months Ended November 30,
	2018	2017

Net increase in cash	5,220,449	9,101,672
Cash, beginning	17,559,007	10,343,963
Cash, end	$22,779,456	$19,445,635

Supplemental disclosure of cash flow information
Income taxes paid	$846,554	$935,701

Land appreciation tax paid	$2,949	$2,995

Supplemental disclosure of non-cash activities
Property, equipment, equipment construction in process	$-	$9,120,991

Payment of accrued liabilities by shareholder	$28,890	$29,826

See accompanying notes to the consolidated financial statements.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
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

Linyi Xuefeng also signed a series of agreements with Jiangsu Liding Machinery Manufacturing Co., Ltd ("Jiangsu Liding") for the construction of the garbage recycling processing plant and production facilities purchase. The majority shareholder of the Company, Mr. Li Yuan, is also the shareholder of Jiangsu Liding (see note 6). In 2016, the total purchase amount $7,714,280 from Jiangsu Liding, which was fully delivered in December 2015, was included in the fixed assets of the accompanying consolidated balance sheet as of  November 30, 2018 and May 31, 2018.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
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

On October 30, 2017, the Company completed a closing of a private placement offering (the "Offering") of shares of the Company's common stock, par value $0.001 per share (the "Shares"), at a purchase price of RMB 13.275, or US$2.00 per share, based on the currency exchange rate of 6.6375 on October 27, 2017, for an aggregate purchase price of RMB 46,462,500, or approximately $7,000,000. Upon the closing, the Company issued a total of 3,500,000 shares of its common stock to the subscribers in the Offering.

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth as follows:

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The consolidated financial statements for each of the three and six months ended November 30, 2018 and 2017 include China Xuefeng Environmental Engineering Inc., and its wholly owned subsidiaries, Inclusion, Lotus, Baichuang Consulting, Jiangsu Xuefeng and Linyi Xuefeng.  All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	November 30, 2018	May 31, 2018	November 30, 2017
	(Unaudited)		(Unaudited)

Balance sheet items, except for stockholders' equity, as of periods end	0.1437	0.1560	0.1512
Amounts included in the statements of income, statements of changes in stockholders' equity and statements of cash flows for three months	0.1500	N/A	0.1514
Amounts included in the statements of income, statements of changes in stockholders' equity and statements of cash flows for six months	0.1474	N/A	0.1497

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION (CONTINUED)

For the three months ended November 30, 2018 and 2017, foreign currency translation adjustments of $(1,267,390) and $(162,023), respectively, and for the six months ended November 30, 2018 and 2017, foreign currency translation adjustments of $(5,706,904) and $1,748,560, respectively, have been reported as other comprehensive (loss) income. Other comprehensive (loss) income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, "Exceptions to Comprehensive Recognition of Deferred Income Taxes," the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

REVENUE RECOGNITION

On June 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09 Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for contracts that were not completed as of June 1, 2018.  The core principle underlying revenue recognition is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange.  This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.  The Company's revenue streams are primarily recognized at a point in time.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts.  The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.  The application of the five-step model to the revenue streams compared to the prior guidance should not result in significant changes in the way the Company records its revenue.  Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no material differences in the pattern of revenue recognition.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Sales-Type Leases

The Company entered into three sales-type lease arrangements during the three months ended November 30 2015, with two customers for financing of their purchase of garbage processing equipment. The arrangements with the customers have a fixed term of three years.  Revenue from the sale of the equipment is recognized at the inception of the lease.  The payments have been present valued with an annual interest rate of 5.25%.  In connection with these arrangements, the Company recognized no revenue for the three and six months ended November 30, 2018 and 2017.  No residual collections balance as of November 31, 2018.

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

Year Ending
May 31,	Amount

2019	$2,358,965
2020	4,717,930
2021	3,725,199
2022	1,592,301
2023	245,726

$12,640,121

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of November 30, 2018 and May 31, 2018, none of the Company's assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, accounts receivable, prepaid VAT, accounts payable and accrued expenses, and deferred revenue approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of November 30, 2018 and May 31, 2018, the Company does not have a liability for any unrecognized tax benefits.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES(CONTINUED)

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.  The Company believes there is no tax due under the Act as of November 30, 2018.

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

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.  For the three months ended November 30, 2018 and 2017, advertising expense was $130,386 and $136,255 respectively. For the six months ended November 30, 2018 and 2017, advertising expense was $265,384 and $269,549, respectively.

STATUTORY RESERVE FUND

Pursuant to corporate law in the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company's registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  For the six months ended November 30, 2018 and 2017, a statutory reserve of $0 and $154,469, respectively, was required to be allocated by the Company.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VALUE ADDED TAX ("VAT")

All China-based enterprises are subject to a VAT imposed by the PRC government on their domestic product sales.  The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when the Company purchases goods from its vendors. Input VAT rates are 16% for the purchasing activities conducted by the Company. Output VAT rate is 16% for all products.  The input VAT can be offset against the output VAT.  The VAT payable will be presented on the balance sheets when input VAT is less than the output VAT.  Recoverable balance will be presented on the balance sheets when input VAT is larger than the output VAT.

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
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

NOTE 4.   FIXED ASSETS

Fixed assets are summarized as follows:

	November 30 2018	May 31, 2018
	(Unaudited)
Computers and equipment	$83,635	$90,789
Vehicles	83,238	90,356
Production facilities	16,888,425	18,332,771
Furniture and fixtures	110,769	120,242
Building and improvement	15,160,385	16,456,945

	32,326,452	35,091,103
Less: accumulated depreciation	(2,439,911)	(1,361,378)

	$29,886,541	$33,729,725

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

NOTE 4.   FIXED ASSETS (CONTINUED)

For the three months ended November 30, 2018 and 2017, depreciation expense was $597,104  and $27,005  respectively. For the six months ended November 30, 2018 and 2017, depreciation expense was $1,216,610  and $53,711 respectively.

Building and improvements and production facilities include approximately $34 million relating to construction of the garbage recycling processing plant and production facilities purchase (see note 1).

NOTE 5.   LEASE EQUIPMENT

	November 30 2018	May 31, 2018
	(Unaudited)

Lease equipment	$28,512,193	$30,950,637
Less: accumulated depreciation	(4,435,288)	(3,782,918)

	$24,076,905	$27,167,719

For the three months ended November 30, 2018 and 2017, depreciation expense was $479,082 and $458,868 respectively.  For the six months ended November 30, 2018 and 2017, depreciation expense was $975,109 and $887,659 respectively.

Before leasing the equipment to their client, the Company will upgrade the equipment to meet the client's requirement. The Company records the equipment as equipment construction in process before it finishes the upgrading process. As of November 30, 2018, no equipment construction in process was included in lease equipment.

NOTE 6.   INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.  In the PRC, the Company files tax returns for Jiangsu Xuefeng.

The provision for (benefit from) income taxes consists of the following for the three and six months ended November 30, 2018 and 2017:

	For the Three Months Ended November 30，		For the Six Months Ended November 30，
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$357,404	$482,640	$732,240	894,319
Deferred	43,162	(186,360)	56,271	(279,472)

Total	$400,566	296,280	788,511	614,847

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

NOTE 6.   INCOME TAXES (CONTINUED)

As of November 30, 2018, the Company had unused operating loss carry-forwards of approximately $3,109,496  expiring in various years through 2023.

The expected tax rate for income in the PRC is 25%.  The following table reconciles the effective income tax rates with the statutory rates for the periods ended November 30:

	2018	2017

Statutory rate	25%	25%
Government subsidy	(3%)	(4%)

Effective income tax rate	22%	21%

The recognized government subsidy by Linyi Xuefeng was tax exempt per notice form the PRC tax authorities and accordingly there is no tax provision to be recognized.

The Company is required to file income tax returns in both the PRC and the United States.  PRC tax filing for the tax year ended December 31, 2017 was examined by the PRC tax authorities in May 2018.  The tax filing was accepted and no adjustments were proposed by the PRC tax authorities.

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

NOTE 7.   RELATED PARTY TRANSACTIONS

The Company is currently leasing the patent rights on garbage recycling processing technology from Li Yuan, one of the Company's stockholders under an agreement expiring August 2022. The Company is required to pay a fee of $11,795 (RMB80,000) each month during the agreement term. The related prepaid patent leasing fees of $11,496 and $87,354 are included in prepaid expenses on the consolidated balance sheets as of November 30, 2018 and May 31, 2018, respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

NOTE 7.   RELATED PARTY TRANSACTIONS (CONTINUED)

The remaining payments for the patent rights are as follows:

Year Ending
May 31,	Amount

2019	$68,976
2020	137,952
2021	137,952
2022	137,952
2023	34,488

Total	$517,320

The Company obtained a demand loan from Li Yuan, a stockholder which is non-interest bearing.  The total loan of approximately $752,473 represents $673,473 of expenses paid by the stockholder and payments of approximately $79,000 representing the registered capital and operating expenses of Baichuang Information Consulting (Shenzhen) Co., Ltd. The balance is reflected as loan from stockholder as of November 30, 2018.

On June 25, 2013, Linyi Xuefeng and the shareholder, Mr. Li Yuan, entered into a loan agreement pursuant to which Mr. Li Yuan provides a loan facility to the Linyi Xuefeng, which is non-interest bearing and expired on June 30, 2017. The maximum amount of the loan is RMB200,000,000 ($29,350,600). Any borrowings in excess of this amount may be negotiated between the parties.  On December 17, 2015, a resolution of the board was signed by Mr. Li Yuan, who is the sole shareholder of Linyi Xuefeng, surrendered another loan to the Linyi Xuefeng of RMB140,000,000 (approximately $20,545,00) and treated as a capital contribution to the Linyi Xuefeng.  The loans outstanding were  $9,354,436 and $10,154,453 as of November 30, 2018 and May 31, 2018, respectively.

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

The amortization for the land use right for the three months ended November 30, 2018 and 2017 was $29,844 and $31,188 respectively. The amortization for the land use right for the six months ended November 30, 2018 and 2017 was $60,743 and $61,697 respectively.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

NOTE 9.   SECURITY DEPOSIT PAYABLE

The company leased out highly efficient waste disposal equipment to customers and received a one year leasing fee as a deposit.  The security deposit payable was $4,598,411 and $4,991,680 as of November 30, 2018 and May 31, 2018, respectively.

NOTE 10.   LEASES

The Company leases office space from an unrelated third party, which commenced on April 1, 2016 and expires on March 31, 2019.  The lease requires the Company to prepay the semi-annual rental of $3,538  (RMB24,000). The lease provides for renewal options.

The Company also leases office space for Linyi Xuefeng under a three-year operating lease from an unrelated third party, which expired on May 31, 2016 and the lease was renewed until May 31, 2019. The lease required the Company to prepay the semi-annual rental.

Rent expense for the three months ended November 30, 2018 and 2017 was $3,564 and $3,724, respectively. Rent expense for the six months ended November 30, 2018 and 2017 was $7,254 and $7,368, respectively.

Future minimum payments for the years ending May 31 are as follows:

Year Ending
May 31,	Amount

2019	$6,251

$6,251

NOTE 11.   CONTINGENCIES

As disclosed in Note 6, the 2015, 2016 and 2017 tax years are open and subject to examination by the taxing authorities. On July 17, 2017, the Company received a notice from the IRS with the amount due of $30,208 which relates to the late filing of the Company's tax returns.  The Company is currently in the progress of communicating with the IRS to appeal the amount.  As of the date of the report, the result is pending and  management is unable to assess the outcome of the communication.

As disclosed in Note 2, the Company hasn't determined the reasonable estimate in connection with the transition tax on the mandatory deemed repatriation of foreign earnings at December 31, 2017.  Additional work is necessary to do a more detailed analysis of the Act as well as potential correlative adjustments.  Any subsequent adjustment to these amounts will be recorded to current tax expense in fiscal 2019 when the analysis is complete.

Yuan Li, the Chief Executive Officer of the Company, has been named in a lawsuit by an unrelated third party ( the "Plaintiff") regarding a disputed loan plus interest due to the Plaintiff.  The filing also alleges that the Company's two operating entitites, Jiangsu Xuefeng and Lingyi Xuefeng, are guarantors of the loan.  The district court in China originally decide in favor of the plaintiff but the decision was subsequently overturned by the High Court of Jiangsu Province and the dispute is currently under retrial and the outcome cannot be presently determined.

CHINA XUEFENG ENVIRONMENTAL ENGINEERING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017
(IN U.S. $) (UNAUDITED)

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

NOTE 13.   CONCENTRATION OF CREDIT AND BUSINESS RISK

Cash and cash equivalents

Substantially all of the Company's bank accounts are in banks located in the PRC and are covered by protection similar to that provided by the Federal Deposit Insurance Corporation ("FDIC") on funds held in United States banks.  The Insurance covers $71,850 for all depository accounts at each bank.  The amount in excess of insured limits at November 30, 2018 was approximately $22,707,606.

Major customers

For the three months ended November 30, 2018 and 2017, three customers of the Company accounted for 46% of revenue, and two customers of the Company accounted for 30% of revenue, respectively.  For the six months ended November 30, 2018 and 2017, three customers of the Company accounted for 46% of revenue, and one customer of the Company accounted for 15% of revenue, respectively.

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

Overview

We are in the business of providing equipment and upgrade services to optimize garbage-recycling processes. We sell and lease comprehensive and environmental-friendly garbage recycling equipment. We also utilize our licensed patented technology of "comprehensive and harmless garbage-processing equipment" to upgrade software systems and reconstruct hardware for our clients and therefore expand the sorting scope and capacity of our clients' garbage recycling equipment. We also have manufactured, sold and leased garbage-processing equipment commencing since fiscal year ended May 31, 2016. We operate one recycling facility that processes garbage and generates manufactured products for sale as of the fiscal year ended May 31, 2018. We conduct our operations through our wholly-owned subsidiaries Jiangsu Xuefeng Environmental Protection Science and Technology Co., Ltd. ("Jiangsu Xuefeng") and Linyi County Renewable Resources Utilization Co., Ltd. ("Linyi Xuefeng").

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

The "comprehensive and harmless garbage processing equipment" that we sell or lease is comprised of a waste digestion pretreatment system, methane gas power generation system, sorting processing system, bricklaying building system, leachate treatment system, DCS (distribution control system), XFET-5 ecological and water-saving toilets and excrement comprehensive processing system and various material collection systems. The equipment technology is designed and manufactured based on the complicated situation of the household garbage in China. According to the features of various garbage, the equipment utilizes the wind-force, gravity, magnetic, shape, etc. to process the garbage by the combined way of machine selecting, winnowing, magnetic separation, automatic cutting, smashing and other technological processes. The equipment has a large processing capacity and can run all day. The stand-alone equipment can process 500 to 1000 tons of garbage per day. It can sort and process complicated municipal solid waste, leaving almost no pollution and no residue, reaching the "3 without" standard of no waste gas, no waste water and no waste residue.

The licensed patented technology of "comprehensive and harmless garbage processing equipment" provided by Jiangsu Xuefeng to its customers has a high garbage processing capacity and stable operation capacity. It is the first modern system equipment in China to use DCS (Distributed Control System) centralized control, by which mechanical automation will be realized for the comprehensive treatment of life garbage. Its core technology is to organically integrate the anaerobic digestion and aerobic fermentation garbage process, degrade and transform the organic matter of domestic waste, effectively sort out the garbage and recycle all kinds of materials, to eventually realize the true waste resource utilization and harmless utilization rate, approaching 100%. The resource recovery product, biogas, can not only be used for meeting the needs of the plant itself, but also for sale outside the company, which greatly improves the efficiency of the garbage processing equipment, decreases production costs, and increases the recovery return of garbage processing.

After we sell or lease the equipment or complete the internal system upgrade and hardware equipment improvements of the clients' garbage equipment, we deliver the upgraded equipment to the customers. The customers will conduct an inspection and performance testing of the upgraded equipment within one month pursuant to the contract to validate whether the internal control system and the hardware structure can operate steadily and achieve the expected results. The inspection includes the following: whether the quality of the equipment and accessories or after improvement can match the licensed patented technology and process various kinds of garbage, whether the various garbage systems can process automatically, and whether the daily garbage processing capacity reaches the expected results per the contract. If during the performance testing period, the performance meets the requirements of the contract, it would be deemed that we have fully fulfilled our obligations under the contract.

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

Results of Operations

Results of Operations for the Three Months Ended November 30, 2018 and 2017

The following table sets forth in U.S. dollars, key components of our unaudited results of operations for the three months ended November 30, 2018 and 2017 and the percentage change between these comparable periods.

	Three Months Ended November 30,
	2018	2017	Percentage Change
	(U.S. $)	(U.S. $)

Revenue	$3,780,987	$2,760,238	37%
Cost of revenue	(1,615,970)	(585,855)	176%
Gross profit	2,165,017	2,174,383	(0%)
Selling expenses	278,968	252,662	10%
General and administrative expenses	280,714	281,625	(0%)
R&D expenses	-	374,841	(100%)
Total operating expenses	559,682	909,128	(38%)
Operating income	1,605,335	1,265,255	27%
Non-operating income	230,990	296,653	(22%)
Income before provision for income taxes	1,836,325	1,561,908	18%
Provision for income taxes	400,566	296,280	35%
Net income	1,435,759	1,265,628	13%
Noncontrolling interests	-	-	0%
Net income attributable to common stockholders	$1,435,759	$1,265,628	13%

Revenue

We generated $3,780,987 in revenue for the three months ended November 30, 2018, as compared to $2,760,238 for the three months ended November 30, 2017. Our revenue for the three months ended November 30, 2018 increased by $1,020,749 or 37% compared to the revenue for the three months ended November 30, 2017, primarily resulting from the operations of the Linyi Xuefeng recycling plant. The following table shows the details of our revenue in the three months ended November 30, 2018 and 2017.

	Quarters Ended November 30,
	2018	2017	Percentage Change
	(U.S. $)	(U.S. $)

Improvements and Upgrading Services	$-	$449,248	(100%)
Patent Leasing	1,369,052	1,362,549	0%
Operating lease	999,126	948,441	5%
Sales of garbage related products	1,412,809	-
Total	$3,780,987	$2,760,238	37%

Improvement and Upgrading Services
During the quarter ended November 30, 2017, we provided improvement and upgrading services to one customer and generated improvement and upgrading service revenue of $449,248. The services were completed and accepted by the customer and the payment was received in full as of November 30, 2017. During the quarter ended November 30, 2018, we didn't have improvement and upgrading service revenue. While our core business still focuses on providing improvement and upgrading services for customers' garbage processing equipment, we had also begun selling or leasing our garbage processing equipment.

Patent Licensing
During the three months ended November 30, 2018, we generated revenue of $1,369,052 from licensing our patent to 21 unrelated customers. During the three months ended November 30, 2017, we generated revenue of $1,362,549 from licensing our patent to 20 unrelated customers. As all these customers became licensees before June 1, 2017 and 2016, respectively, and patent licensing revenue was recognized for the entire three months for these customers during the related periods.

Operating leases
During the year ended May 31, 2017, we had six operating leases for a 300-ton and five 500-ton garbage processing system. The lease period is 5 years with annual lease payments of $612,604 and $3,675,625 (for the total five 500-ton garbage processing system), respectively, before VAT. The 300-ton garbage processing system was delivered and tested in the beginning of November 2015. Two 500-ton garbage processing systems were delivered and tested in the beginning of January 2016. Another two 500-ton garbage processing systems were delivered and tested at the end of April 2016 and December 2016, respectively. We also delivered and tested one 500-ton garbage processing system at the end of March 2017. These leases are being accounted for as operating leases because they have no renewal or purchase option. At the end of the five years, either a new lease will be negotiated or the equipment will be returned.  During the year ended May 31, 2018, we entered into one new operating lease for a 500-ton garbage processing system. The lease period is still 5 years with annual lease payments of $612,604, before VAT. The 500-ton garbage processing system was delivered and tested on October 17, 2017.  During the three months ended November 30, 2018 and 2017, we generated operating lease revenue of $999,126 and $948,441, respectively.

Sales of garbage related products

During the year ended May 31, 2018, we started to process and sell garbage related products, such as organic manure, hollow brick, wood plastic tray and ferrous metal. During the three months ended November 30, 2018, we generated revenue of $1,412,809 from selling garbage related products. During the three months ended November 30, 2017, we did not have such type of revenue.

Cost of Goods Sold

Our cost of goods sold increased to $1,615,970 for the three months ended November 30, 2018 from $585,855 for the three months ended November 30, 2017, which represented an increase of 176%. It is primarily because the cost of leasing equipment increased and the new revenue stream was introduced which has a lower gross margin. For the improvement and upgrading service and patent licensing revenue, the cost primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses. For the operating lease revenue, the depreciation of the garbage processing equipment is the main cost which is also included in the cost of revenue. For the sales of garbage related products, we purchased raw material for the manufacturing and so the costs were increased. For the three months ended November 30, 2018, the cost of garbage related products was $1,007,280. It is the primary cost included in cost of goods sold for the three months ended November 30, 2018.

Gross Profit

Our gross profit decreased slightly to $2,165,017 for the three months ended November 30, 2018 from $2,174,383 for the three months ended November 30, 2017. Our gross profit ratio for the three months ended November 30, 2018 and 2017 was 57% and 79%, respectively. For the three months ended November 30, 2017, our business stream has resulted in a high gross margin because we have no cost of products sold. Our cost of goods sold is almost entirely direct labor and patent licensing fees, depreciation of leased equipment and other operating expenses. Since we started to sell garbage related products during the year ended May 31, 2018, we incurred an increased amount of cost of goods sold. As a result, we expect that gross profit margin to continue to decrease in the following periods.

Selling and Marketing Expenses

Our selling and marketing expenses increased to $278,968 for the three months ended November 30, 2018 from $252,662 for the three months ended November 30, 2017 which represented an increase of 10%. Our selling and marketing expenses were primarily comprised of sales employees' salaries, advertising expenses, training expenses and travelling expenses. The primary reason for the increase in selling and marketing expenses is because of the acquisition of Linyi Xuefeng incurred a significant amount of selling and marketing expenses due to its start of operations.

General and Administrative Expenses

Our general and administrative expenses decreased slightly to $280,714 for the three months ended November 30, 2018 from $281,625 for the three months ended November 30, 2017. Our general and administrative expenses were primarily comprised of employees' salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees. The general and administrative expenses remained stable by comparing with the quarters ended November 30, 2018 and 2017.

Non-Operating Income

Despite our large cash balances, the interest income generated for the three months ended November 30, 2018 and 2017 was nominal for principally two reasons: 1) extremely low bank deposit interest rate and 2) minimal fluctuation of the annual interest rates within a 0.30% range. The interest income reported is net after deducting bank service charges.  For the three months ended November 30, 2018 and 2017, our interest income also includes interest of $13,680 and $69,560, respectively, earned on the sales type leases. Our non-operating income also included a government subsidy. Our wholly owned subsidiary, Linyi Xuefeng, receives a government subsidy of approximate $900,000 (RMB 6,000,000) annually. For the three months ended November 30, 2018 and 2017, the income related to the government subsidy was $217,310 and $227,093, respectively.

Provision for Income Taxes

Our provision for income taxes increased to $400,566 for the quarter ended November 30, 2018 from $296,280 for the quarter ended November 30, 2017.  Our effective tax rate for the quarters ended November 30, 2018 and 2017 was approximately 22% and 19%, respectively. The enterprise income tax rate is 25% in China. Our tax filing for the calendar year ended December 31, 2017 was examined by the PRC tax authorities in May 2018. Our prior filings were accepted and no adjustments were proposed. The increase in the provision for income taxes was primarily due to the increase in our pre-tax income.

Net Income

Our net income attributable to the common stockholders of the Company for the three months ended November 30, 2018 and 2017 was $1,435,759 and $1,265,628, respectively, representing $0.02 per share and $0.02 per share, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Equity transactions are recorded at their historical amounts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency is included in the results of operations as incurred. For the three months ended November 30, 2018 and 2017, a foreign currency gain (loss) of $(1,267,390) and $(162,023), respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. The foreign currency gain was mainly due to the revaluation of the Chinese currency since May 2018.

Results of Operations for the Six Months Ended November 30, 2018 and 2017

The following table sets forth in U.S. dollars, key components of our unaudited results of operations for the six months ended November 30, 2018 and 2017 and the percentage change between these comparable periods.

	Six Months Ended November 30,
	2018	2017	Percentage Change
	(U.S. $)	(U.S. $)

Revenue	$7,588,035	$4,979,266	52%
Cost of revenue	(3,282,677)	(1,155,094)	184%
Gross profit	4,305,358	3,824,172	13%
Selling expenses	574,575	429,568	34%
General and administrative expenses	570,489	522,286	9%
R&D expenses	-	374,841	(100%)
Total operating expenses	1,145,064	1,326,695	(14%)
Operating income	3,160,294	2,497,477	27%
Non-operating income	481,929	601,495	(20%)
Income before provision for income taxes	3,642,223	3,098,972	18%
Provision for income taxes	788,511	614,847	28%
Net income	2,853,712	2,484,125	15%
Noncontrolling interests	-	-	0%
Net income attributable to common stockholders	$2,853,712	$2,484,125	15%

Revenue

We generated $7,588,036 in revenue for the six months ended November 30, 2018, as compared to $4,979,266 for the six months ended November 30, 2017. Our revenue for the six months ended November 30, 2018 increased by $2,608,770 or 52% compared to the revenue for the six months ended November 30, 2017, primarily resulting from the operations of the Linyi Xuefeng recycling plant. The following table shows the details of our revenue in the six months ended November 30, 2018 and 2017.

	Six Months Ended November 30,
	2018	2017	Percentage Change
	(U.S. $)	(U.S. $)

Improvements and Upgrading Services	$-	$449,248	(100%)
Patent Leasing	2,786,526	2,695,485	3%
Operating lease	2,033,590	1,834,533	11%
Sales of garbage related products	2,767,919	-	100%
Total	$7,588,035	$4,979,266	52%

Improvement and Upgrading Services
During the six months ended November 30, 2017, we provided improvement and upgrading services to one customer and generated improvement and upgrading service revenue of $449,248. The services were completed and accepted by the customer and the payment was received in full as of November 30, 2017. During the six months ended November 30, 2018, we didn't have improvement and upgrading service revenue. While our core business still focuses on providing improvement and upgrading services for customers' garbage processing equipment, we had also begun selling or leasing our garbage processing equipment.

Patent Licensing
During the six months ended November 30, 2018, we generated revenue of $2,786,527 from licensing our patent to 21 unrelated customers. During the six months ended November 30, 2017, we generated revenue of $2,695,485 from licensing our patent to 20 unrelated customers. As all these customers became licensees before June 1, 2017 and 2016, respectively, and patent licensing revenue was recognized for the entire six months for these customers during the related periods.

Operating leases
During the year ended May 31, 2017, we had six operating leases for a 300-ton and five 500-ton garbage processing system. The lease period is 5 years with annual lease payments of $612,604 and $3,675,625 (for the total five 500-ton garbage processing system), respectively, before VAT. The 300-ton garbage processing system was delivered and tested in the beginning of November 2015. Two 500-ton garbage processing systems were delivered and tested in the beginning of January 2016. Another two 500-ton garbage processing systems were delivered and tested at the end of April 2016 and December 2016, respectively. We also delivered and tested one 500-ton garbage processing system at the end of March 2017. These leases are being accounted for as operating leases because they have no renewal or purchase option. At the end of the five years, either a new lease will be negotiated or the equipment will be returned.  During the year ended May 31, 2018, we entered into one new operating lease for a 500-ton garbage processing system. The lease period is 5 years with annual lease payments of $612,604, before VAT. The 500-ton garbage processing system was delivered and tested on October 17, 2017.  During the six months ended November 30, 2018 and 2017, we generated operating lease revenue of $2,033,590 and $1,834,533, respectively.

Sales of garbage related products
During the year ended May 31, 2018, we started to process and sell garbage related products, such as organic manure, hollow brick, wood plastic tray and ferrous metal. During the six months ended November 30, 2018, we generated revenue of $2,767,919 from selling garbage related products. During the six months ended November 30, 2017, we did not have such type of revenue.

Cost of Goods Sold

Our cost of goods sold increased to $3,282,677 for the six months ended November 30, 2018 from $1,155,094 for the six months ended November 30, 2017, which represented an increase of 184%. It is primarily because the cost of leasing equipment increased and the new revenue stream was introduced which has a lower gross margin. For the improvement and upgrading service and patent licensing revenue, the cost primarily consists of fees paid to the related party for licensing the patent, employees' salaries and training expenses. For the operating lease revenue, the depreciation of the garbage processing equipment is the main cost which is also included in the cost of revenue. For the sales of garbage related products, we purchased raw material for the manufacturing and so the costs were increased. For the six months ended November 30, 2018, the cost of garbage related products was $2,042,377. It is the primary cost included in cost of goods sold for the six months ended November 30, 2018.

Gross Profit

Our gross profit increased to $4,305,359 for the six months ended November 30, 2018 from $3,824,172 for the six months ended November 30, 2017 primarily as a result of the increase in revenues from the sale of garbage related products. Our gross profit ratio for the six months ended November 30, 2018 and 2017 was 57% and 77%, respectively. For the six months ended November 30, 2017, our business stream has resulted in a high gross margin because we have no cost of products sold. Our cost of goods sold is almost entirely direct labor and patent licensing fees, depreciation of leased equipment and other operating expenses. Since we started to sell garbage related products during the year ended May 31, 2018, we incurred an increased amount of cost of goods sold. As a result, we expect that gross profit margin to continue to decrease in the following periods.

Selling and Marketing Expenses

Our selling and marketing expenses increased to $574,575 for the six months ended November 30, 2018 from $429,568 for the six months ended November 30, 2017 which represented an increase of 34%. Our selling and marketing expenses were primarily comprised of sales employees' salaries, advertising expenses, training expenses and travelling expenses. The primary reason causes the significant increase in selling and marketing expenses is because of the acquisition of Linyi Xuefeng which incurred a significant amount of selling and marketing expenses due to its start of operations.

General and Administrative Expenses

Our general and administrative expenses increased to $570,489 for the six months ended November 30, 2018 from $522,286 for the six months ended November 30, 2017 which represented an increase of 9%. Our general and administrative expenses were primarily comprised of employees' salaries, travelling expenses, entertainment expenses and professional fees such as legal and audit fees.

Non-Operating Income

Despite our large cash balances, the interest income generated for the six months ended November 30, 2018 and 2017 was nominal for principally two reasons: 1) extremely low bank deposit interest rates and 2) minimal fluctuation of the annual interest rates within a 0.30% range; The interest income reported is net after deducting bank service charges.  For the six months ended November 30, 2018 and 2017, our interest income also includes interest of $39,623 and $152,247, respectively, earned on the sales type leases. Our non-operating income also included a government subsidy. Our wholly owned subsidiary, Linyi Xuefeng, receives a government subsidy of approximate $900,000 (RMB 6,000,000) annually. For the six months ended November 30, 2018 and 2017, the income related to the government subsidy was $442,306 and $449,248, respectively.

Provision for Income Taxes

Our provision for income taxes increased to $788,511 for the six months ended November 30, 2018 from $614,847 for the six months ended November 30, 2017.  Our effective tax rate for the six months ended November 30, 2018 and 2017 was approximately 22% and 20%, respectively. The enterprise income tax rate is 25% in China. Our tax filing for the calendar year ended December 31, 2017 was examined by the PRC tax authorities in May 2018. Our prior filings were accepted and no adjustments were proposed. The increase in the provision for income taxes was primarily due to the increase in our pre-tax income.

Net Income

Our net income attributable to the common stockholders of the Company for the six months ended November 30, 2018 and 2017 was $2,853,712 and $2,484,125, respectively, representing $0.04 per share and $0.04 per share, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Equity transactions are recorded at their historical amounts. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency is included in the results of operations as incurred. For the six months ended November 30, 2018 and 2017, a foreign currency gain (loss) of $(5,706,904) and $1,748,560, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income. The foreign currency gain was mainly due to the revaluation of the Chinese currency since May 2018.

Liquidity and Capital Resources

As of November 30, 2018, we had cash and cash equivalents of $22,779,456, primarily consisting of cash on hand and demand deposits. The cash balance was principally derived from accumulated operations and proceeds from the issuance of stock of $7,009,000.

To date, we have financed our operations primarily through cash flows from operations. We believe that our cash on hand and cash flows from operations will meet our present cash needs for the next 12 months.

Operating activities

Net cash provided in operating activities was $6,968,439 for the six months ended November 30, 2018, as compared with the net cash provided by operating activities of $5,456,882 for the six months ended November 30, 2017. For the six months ended November 30, 2018, the decrease in the accounts receivable of $1,668,154, depreciation expenses of $2,191,719, decrease in prepaid VAT of $382,332, decrease in accounts payable and accrued liability of $926,286, decrease in prepaid VAT of $768,242, increase in accounts payable and accrued liabilities of $908,867 and increase in deferred revenue of $574,998 primarily caused the difference between the net cash provided by operating activities and the net income. For the six months ended November 30, 2017, the decrease in the accounts receivable of $2,137,244, depreciation expenses of $941,330, increase in deferred revenue of $648,913, increased in accounts payable and accrued liability of $4,060,305, increase in prepaid expenses of $4,214,041 mainly caused the difference between the net cash provided by operating activities and the net income.

Investing activities

There were no investing activities in the six months ended November 30, 2018. Net cash used in investing activities was $3,847,026 for the six months ended November 30, 2017 which included purchase of fixed assets of $5,930, stock issuance payment of $141,975 and purchase leasing equipment of $3,699,121.

Financing activities

For the six months ended November 30, 2018, we received a net loan of $28,890 from a shareholder for the U.S listing expenses payment. For the six months ended November, 2017, we received security deposit payable of $710,899 for the leased equipment and $7,000,000 from issue of our common stock.

Effect of Exchange Rate on Cash

The (negative) effect of the exchange rate on cash of $(1,776,880) and $(226,980) was principally due to the (devaluation) by the PRC government of their currency for the six months ended November 30, 2018 and 2017, respectively. There could be further negative adjustments should the PRC government or the exchange markets further devalue the Chinese currency.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2018.

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

Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of November 30, 2018 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of November 30, 2018.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2018, the Company determined that there were control deficiencies that constituted the following material weaknesses:

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

The Company, Yuan Li, the Chief Executive Officer and main shareholder of the Company, have been named in a court filing by an unrelated third party (the "Plaintiff").  The filing alleges that Mr Li borrowed approximately RMB45,000,000 (estimated USD$6,588,000) from the Plaintiff and is demanding that the balance including interest be repaid immediately.  The Company's two operating entities, Jiangsu Xuefeng and Linyi Xuefeng, have been named in the filing as guarantors of the loan.  The district court in China originally decided in favor of the plaintiff but the decision was subsequently revoked by the High Court of Jiangsu Province on September 5, 2018.  While the suit is currently under appeal, both parties are pursuing a settlement without any further appearance in court.  The Company believes that the suit will be settled and the liability, if any, will be fully satisfied by Mr. Li.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company's equity securities during the three months ended November 30, 2018, that were not otherwise disclosed in a Current Report on Form 8-K.

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

China Xuefeng Environmental Engineering Inc.

Date: January 17, 2019	By:	/s/ Li Yuan
Li Yuan
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)